Form 10-Q
period 2015-09-30
Capitol Acquisition Corp. III
filed 2015-11-24
CIK 1648955

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37588

CAPITOL ACQUISITION CORP. III
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4510443
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 7th Street, N.W.

Washington, D.C. 20004

(Address of principal executive offices)

(202) 654-7060

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ('232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

As of November 24, 2015, 40,625,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. III

FORM 10-Q FOR THE PERIOD FROM JULY 13, 2015 (INCEPTION) THROUGH SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Capitol Acquisition Corp. III

Condensed Balance Sheet

September 30, 2015

(Unaudited)

ASSETS
Current assets - cash	$-
Deferred offering costs	284,021
Total assets	$284,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$60,004
Note payable to related party	200,000
Total current liabilities	260,004

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock, par value of $0.0001 per share, 1,000,000 shares authorized, no shares issues and outstanding	-
Common stock, par value of $0.0001 per share, 120,000,000 shares authorized, 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(983)
Total stockholders' equity	24,017
Total liabilities and stockholders' equity	$284,021

(1) This number includes an aggregate of 1,312,500 shares that were subject to forfeiture if the overallotment option was not exercised by the underwriters. The over-allotment option was partially exercised by the underwriters (see note 1).

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III

Condensed Statement of Operations

For the period from July 13, 2015 (inception) through September 30, 2015

(Unaudited)

Formation and operating costs	$(983)
Net loss	$(983)
Weighted average number of shares outstanding, basic and diluted (1)	8,750,000
Basic and diluted net loss per share	$0.00

(1) This number excludes an aggregate of 1,312,500 shares that were subject to forfeiture if the overallotment option was not exercised by the underwriters. The over-allotment option was partially exercised by the underwriters (see note 1).

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III

Condensed Statement of Changes in Stockholders' Equity

For the period from July 13, 2015 (inception) through September 30, 2015

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, July 13, 2015	-	$-	$-	$-	$-
Common stock issued to Initial stockholders (1)	10,062,500	1,006	23,994	-	25,000
Net loss for the period	-	-		(983)	(983)
Balance, September 30, 2015	10,062,500	$1,006	$23,994	$(983)	$24,017

(1) This number includes an aggregate of 1,312,500 shares that were subject to forfeiture if the overallotment option was not exercised by the underwriters. The over-allotment option was partially exercised by the underwriters (see note 1).

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III
Condensed Statement of Cash Flows
For the period from July 13, 2015 (inception) through September 30, 2015 (Unaudited)

Cash flows from operating activities:
Net loss	$(983)
Cash flows from financing activities
Proceeds from note payable to stockholder	200,000
Proceeds from issuance of common stock to initial stockholders	25,000
Payment of deferred offering costs	(224,017)
Net cash provided by financing activities	983
Net change in cash	-
Cash at beginning of period	-
Cash at end of period	$-

Supplemental disclosure of non-cash financing activities:
Accrual of deferred offering costs	$60,004

The accompanying notes are an integral part of these financial statements.

Note 1 – Organization and Plan of Business Operations

Capitol Acquisition Corp. III (the “Company”) was incorporated in Delaware on July 13, 2015 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

At September 30, 2015, the Company had not yet commenced any operations. All activity through September 30, 2015 relates to the Company’s formation and the offering described below.

The registration statement for the Company’s initial public offering was declared effective on October 13, 2015. The Company consummated a public offering of 32,500,000 units on October 19, 2015 (the “Offering”), including the exercise of the over-allotment option (“Overallotment”) to the extent of 2,500,000 units, generating gross proceeds of $325,000,000 and net proceeds of $317,729,177 after deducting $7,270,883 of transaction costs (up to an additional $11,375,000 of deferred underwriting expenses may be paid upon the completion of a business combination), which is discussed in Note 3. In addition, the Company generated gross and net proceeds of $8,250,000 from the private placement (the “Private Placement”) of 8,250,000 warrants (“Founders’ Warrants”) at a price of $1.00 per warrant to Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors, which is described in Note 4. The units sold pursuant to the Offering (“Units”) were sold at an offering price of $10.00 per Unit.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (defined below), excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account, at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

Following the closing of the Offering and the Private Placement on October 19, 2015, an amount of $325,000,000 (or $10.00 per share sold to the public in the Offering included in the Units (“Public Shares”)) from the sale of the Units and Founders’ Warrants is being held in a trust account (“Trust Account”) and invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended the (“Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, the interest earned on the Trust Account balance may be released to the Company to pay the Company’s franchise and income tax obligations. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

The Company will seek shareholder approval of any Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, a Public Stockholder (defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5 million upon consummation of the Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors and other initial stockholders of the Company (collectively, the “Initial Stockholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective shares.

Holders of warrants sold as part of the Units will not be entitled to vote on the proposed Business Combination and will have no conversion or liquidation rights with respect to their shares of common stock underlying such warrants.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination by October 19, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its franchise and income taxes.

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share redemption price for common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than $10.00.

The Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise.

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will remain such for up to five years. However, if the Company’s non-convertible debt issued within a three year period or the Company’s total revenues exceed $1 billion or the market value of the Company’s shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, the Company would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, the Company has elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards.

Note 2 — Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC and declared effective on October 13, 2015, as well as the Company’s Form 8-K, as filed with the SEC on October 23, 2015. The interim results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the period from July 13, 2015 (inception) through December 31, 2015 or for any future interim periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 13, 2015, the evaluation was performed for the upcoming 2015 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from July 13, 2015 (inception) through September 30, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per Share

Loss per share is computed by dividing net loss by the weighed-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 24, 2015, the date these financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Note 3 — Initial Public Offering

On October 19, 2015, the Company sold 32,500,000 Units at a price of $10.00 per unit in the Offering. Each Unit consists of one share of common stock and one half of one warrant (“Warrant”), each whole Warrant to purchase one share of common stock at a price of $11.50 per share. The Warrants are exercisable commencing on the later of 30 days after the Company’s completion of a Business Combination or October 19, 2016 and expire five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, it will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In accordance with the warrant agreement relating to the Warrants sold in the Offering, the Company is only required to use its best efforts to file the registration statement covering the shares underlying the Warrants within 90 days after the closing of the Business Combination and to maintain the effectiveness of such registration statement. If a registration statement is not effective within 90 days following the consummation of a Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. If the Company is unable to consummate a Business Combination, the Company will redeem 100% of the Public Shares using the funds in the Trust Account as described in Note 1. In such event, the Warrants will be worthless.

Note 4 — Founders’ Warrants

Simultaneously with the Offering, the Company’s Sponsors and directors purchased an aggregate of 8,250,000 Founders’ Warrants at $1.00 per Founder Warrant (for an aggregate purchase price of $8,250,000) from the Company. All of the proceeds received from these purchases were placed in the Trust Account.

The Founders’ Warrants are identical to the Warrants included in the Units sold in the Offering except that the Founders’ Warrants: (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Offering, so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Founders’ Warrants, including the common stock issuable upon exercise of the Founders’ Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination.

Note 5 — Note Payable and Advances from Stockholders

The Company issued a $200,000 principal amount unsecured promissory note to an affiliate of the Company’s Chief Executive Officer (“Affiliate”) on July 31, 2015. The note was non-interest bearing and payable on the earlier of (i) August 1, 2016, (ii) the consummation of the Offering or (iii) the date on which the Company determined not to proceed with the Offering. This loan was repaid upon the consummation of the Offering.

In October 2015, the Affiliate and the Company’s Chief Financial Officer advanced the Company an aggregate of $80,000 for the payment of offering costs. These advances were repaid upon the consummation of the Offering.

Note 6 — Commitments and Contingencies

On October 13, 2015, the Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid 2.0% of the gross proceeds of the Offering as an underwriting discount. The Company will also pay the underwriters in the Offering an additional deferred underwriting discount of up to 3.5% of the gross proceeds of the Offering. The Underwriting Agreement provides that the deferred underwriting discount will only be payable if the Company successfully completes its initial Business Combination.

Effective October 13, 2015, affiliates of the Company’s Chief Executive Officer and Chief Financial Officer have agreed that until the Company consummates a Business Combination, they will make available to the Company certain office space and administrative and support services as may be required by the Company from time to time. The Company will pay such affiliates an aggregate of $10,000 per month for such services.

The Initial Stockholders and the holders of the Founders’ Warrants (or underlying shares of common stock) are entitled to registration rights with respect to their initial shares and the Founders’ Warrants (or underlying shares of common stock) pursuant to an agreement dated as of October 13, 2015. The holders of the majority of the Initial Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Founders’ Warrants (or underlying shares of common stock) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Founders’ Warrants (or underlying shares of common stock) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 7 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 120,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on July 13, 2015, a total of 10,062,500 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.0025 per share for an aggregate of $25,000. On October 13, 2015, the Sponsors contributed back to the Company’s capital, for no additional consideration, an aggregate of 1,437,500 shares, leaving an aggregate of 8,625,000 shares outstanding. This number included an aggregate of 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. An aggregate of 500,000 shares were forfeited based on the amount of Units sold pursuant to the overallotment. On closing of the Offering, the remaining shares were placed into an escrow account and will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of an initial Business Combination or earlier if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Capitol Acquisition Corp. III, except where the context requires otherwise.  The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company in the development stage, formed on July 13, 2015 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our initial public offering was declared effective on October 13, 2015. On October 19, 2013, we consummated the offering (“Public Offering”) and received proceeds net of the underwriter’s discount and other offering expenses of $317,729,177 and simultaneously received $8,250,000 from the issuance of 8,250,000 warrants in a private placement (“Private Placement”). Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on October 19, 2015 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  We expect our expenses to increase substantially after this period.

For the period from July 13, 2015 (inception) through September 30, 2015, we had a net loss of $983, which consists of formation and operating costs. We incurred offering costs of $284,021 with regard to the offering, which are classified as deferred offering costs on the balance sheet as of September 30, 2015.

Liquidity and Capital Resources

Through September 30, 2015, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and loans and advances from our sponsors and officers in an aggregate amount of approximately $200,000. In October 2015, affiliates of the Chief Executive Officer and Chief Financial Officer advanced the Company an aggregate of $80,000 for the payment of offering costs. Following the Public Offering, which resulted in $325,000,000 being placed into the trust account, we had approximately $986,000 of net proceeds in cash held outside of the trust account (after the payment of all costs related to the Public Offering).

We intend to use substantially all of the net proceeds of the Public Offering, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds in cash held outside of the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that the approximate $1,000,000 of net proceeds not held in the trust account following the consummation of our offering on October 19, 2015, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. However, if necessary, in order to meet our working capital needs, our sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the founders’ warrants. If we do not complete a business combination, the loans will be forgiven.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2015, we were not subject to any market or interest rate risk.  Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In July 2015, we issued 10,062,500 shares of common stock to Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC for $25,000 in cash, at a purchase price of approximately $0.002 per share, in connection with our organization. Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC subsequently transferred a portion of these shares to certain individuals, including our independent directors, for the same purchase price originally paid for such shares. In October 2015, our sponsors then contributed back to our capital, for no additional consideration, an aggregate of 1,437,500 shares, leaving our initial stockholders, including our sponsors and directors, with an aggregate of 8,625,000 founders’ shares. This number included an aggregate of 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. An aggregate of 500,000 shares were forfeited based on the amount of units sold pursuant to the over-allotment option. The foregoing issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On October 19, 2015, we consummated the Public Offering of 32,500,000 units. Each unit consists of one share of common stock and one half of one warrant (“Warrant”), each whole Warrant to purchase one share of common stock at a price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $325,000,000. Citigroup, Deutsche Bank Securities and Credit Suisse acted as joint book-running managers of the Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-206693). The Securities and Exchange Commission declared the registration statement effective on October 13, 2015.

Simultaneous with the consummation of the Public Offering, we consummated the Private Placement of 8,250,000 Founders’ Warrants to the Company’s sponsors and directors at a price of $1.00 per Founders’ Warrant, generating total proceeds of $8,250,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Founders’ Warrants are identical to the Warrants included in the Units sold in the Public Offering except that the Founders’ Warrants are exercisable on a cashless basis and, if we call the Warrants for redemption, the Founders’ Warrants will not be redeemable by us so long as they are held by these purchasers or their affiliates. The purchasers of the Founders’ Warrants have agreed that the Founders’ Warrants will not be sold or transferred by them (except in limited situations) until 30 days after we have completed a business combination.

Of the gross proceeds received from the IPO and Private Placement, $325,000,000 was placed in trust account.

We paid a total of $6.5 million in underwriting discounts and commissions and $770,883 for other costs and expenses related to our formation and the Public Offering.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6.  Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL ACQUISITION CORP. III

Date: November 24, 2015	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal financial and accounting officer)

