Form 10-K
period 2015-12-31
Capitol Acquisition Corp. III
filed 2016-03-24
CIK 1648955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-37588

CAPITOL ACQUISITION CORP. III

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-4510443
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

509 7th Street, N.W. Washington, D.C.	20004
(Address of Principal Executive Offices)	(Zip Code)

202-654-7060

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants, each to purchase one share of Common Stock at an exercise price of $11.50	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one half of one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The Registrant was formed on July 13, 2015 and its fiscal year ended December 31, 2015. Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2015.

As of March 24, 2016, there were 40,625,000 shares of common stock, $0.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

CAPITOL ACQUISITION CORP. III

FORM 10-K

PART I

Item 1.   Business.

In this Annual Report on Form 10-K (the “Form 10-K”), references to “Capitol” or the “Company” and to “we,” “us” and “our” refer to Capitol Acquisition Corp. III.

Introduction

We are a Delaware company incorporated on July 13, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities.

We maintain a website located at http://www.capitolacquisition.com. Our corporate filings, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and reports filed by our officers and directors under Section 16(a) of the Securities Exchange Act of 1934, as amended, and any amendments to those filings, are available, free of charge, on our website as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. We do not intend for information contained in our website to be a part of this Annual Report on Form 10-K.

In addition, you can read our SEC filings, including the registration statement, over the Internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facility at 100 F Street, N.E., Washington, D.C. 20549.

You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

Company History

In July 2015, we issued 10,062,500 shares of common stock (“founders’ shares”) to Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC (our “sponsors”) for $25,000 in cash, at a purchase price of approximately $0.002 share, in connection with our organization. Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC subsequently transferred a portion of these founders’ shares to certain individuals, including our independent directors, for the same purchase price originally paid for such shares. In October 2015, our sponsors then contributed back to our capital, for no additional consideration, an aggregate of 1,437,500 founders’ shares, leaving our initial stockholders, including our sponsors and directors, with an aggregate of 8,625,000 founders’ shares. This number included an aggregate of 1,125,000 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full in our initial public offering (“Offering”).

On October 19, 2015, we consummated the Offering of 32,500,000 units, including 2,500,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   An aggregate of 500,000 founders’ shares were forfeited based on the amount of units sold pursuant to the overallotment. The shares of common stock and the warrants included in the units traded as a unit until December 7, 2015 when separate trading of common stock and warrants began.  No fractional warrants were or will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after we complete an initial business combination or October 19, 2016 and terminating on the five-year anniversary of the completion of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $325,000,000.

Simultaneously with the consummation of the Offering, we consummated the private placement (“Private Placement”) of 8,250,000 warrants (“founders’ warrants”) at a price of $1.00 per warrant, generating total proceeds of $8,250,000. The founders’ warrants are identical to the warrants included in the units sold in the Offering except that the founders’ warrants: (i) are not redeemable by us and (ii) are exercisable for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the founders’ warrants have also agreed not to transfer, assign or sell any of the founders’ warrants, including the common stock issuable upon exercise of the founders’ warrants (except to certain permitted transferees), until 30 days after the completion of an initial business combination.

We paid a total of $6.5 million in underwriting discounts and commissions and $834,447 for other costs and expenses related to our formation and the Offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering were $317,665,553 and net proceeds from the Private Placement were $8,250,000 (up to an additional $11,375,000 of deferred underwriting expenses may be paid upon the completion of a business combination). Of these amounts, $325,000,000 we received from the sale of units in the Offering and the Private Placement of founders’ warrants was deposited into a trust account.  Except as described in this Form 10-K, these funds will not be released to us until the earlier of the completion of a business combination or our liquidation upon our failure to consummate a business combination within the required time period (which may not occur until October 19, 2017).

Business Strategy

We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. While these are being used in evaluating business combination opportunities, we may decide to enter into a business combination with a target business(es) that does not meet all of the criteria and guidelines.

Growth Orientation.  We intend to acquire companies that we expect to experience substantial growth post-acquisition. We believe that we are well-positioned to evaluate a company’s current growth prospects and opportunities to enhance its growth post-acquisition.

Strong Competitive Position in Industry.  We intend to acquire businesses that have developed leading positions within industries that exhibit strong fundamentals. We evaluate each industry based on several factors including its growth characteristics, competitive landscape, profitability margins and sustainability. We also analyze the strengths and weaknesses of target businesses relative to their competitors in order to identify those best positioned to grow their market share and profitability.

Hidden Intrinsic Value.  We are seeking situations where we are able to acquire target companies that have unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our team to focus on unlocking value others may have overlooked, as a means to generate significant growth post closing.

Attractive Return on Investment.  We intend to identify businesses that will offer an attractive risk-adjusted return on investment for our shareholders. We will look to consummate an acquisition on attractive terms and to use our corporate structure as an asset in negotiations with owners of prospective targets. Financial returns are evaluated based on both organic cash flow growth potential and an ability to create value through new initiatives such as future acquisitions, repositioning the company, increasing investment in new products or distribution channels and operational restructuring. This potential upside from growth in the business is weighed against the downside risks inherent in the plan and in the business.

Outstanding Management Team.  We believe that experienced, proven entrepreneurial managers working as a complementary team are a critical component to creating and sustaining long-term value. We are looking for businesses that have management teams with a proven track record for delivering top line growth and bottom line profits, but, in each situation, we assess opportunities to improve a target’s management team and to recruit additional talent through our extensive network of contacts.

Competitive Strengths

We believe we have the following competitive strengths:

Status as a public company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial position

With a trust account initially in the amount of approximately $325,000,000 (including $11,375,000 of deferred underwriting commissions), we offer a target business a variety of options. Having these funds could allow us to structure a business combination where a portion of the consideration payable to owners of a target business is paid in cash. Such funds could also provide capital for the potential growth and expansion of our target’s operations or strengthening its balance sheet by reducing its debt burden. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Management Expertise and Prior Blank Check Experience

We seek to capitalize on the extensive experience and significant contacts of our executive officers in consummating an initial business combination. Mark D. Ein, our Chief Executive Officer, has 24 years of private equity and venture capital investing experience, and L. Dyson Dryden, our President and Chief Financial Officer, has over 15 years of investment banking and investing experience.

Over the past eight years, Mr. Ein and Mr. Dryden have successfully executed two public acquisition vehicles.

Capitol Acquisition Corp., or Capitol I,was a special purpose acquisition company that completed its initial public offering in June 2007. Mr. Ein was the founder, Chairman and Chief Executive Officer of Capitol I. Capitol I completed its business combination with Two Harbors Investment Corp., or Two Harbors, a Maryland real estate investment trust, in October 2009. Two Harbors was a newly formed shell company established to focus on residential mortgage backed securities in partnership with Pine River Capital Management L.P. Mr. Ein played the lead role in Capitol I’s search for a target business and in consummating its business combination, including, among other things, assisting in identifying and evaluating numerous prospective target businesses, including the ultimate target, and the business plan presented by its control persons, and assisting in the solicitation of stockholder approval for such a transaction. While Mr. Ein did not evaluate the specific assets that Two Harbors anticipated acquiring prior to consummation of the business combination with Capitol I, nor has he evaluated the specific assets that Two Harbors has since acquired, Mr. Ein served as Vice-Chairman of the board of directors from October 2009 to May 2015. In addition, CLA Founders LLC, an entity controlled by Mr. Ein and for which he plays an active role, provided services as sub-manager to the manager of Two Harbors (PRCM Advisers LLC) pursuant to a Sub-Management Agreement that was entered into in connection with the transaction. Mr. Dryden served as Capitol I’s financial advisor throughout the search process and assisted with the execution of the Two Harbors transaction.

Capitol Acquisition Corp. II, or Capitol II, was a special purpose acquisition company that completed its initial public offering in May 2013. Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary and Mr. Dryden was Chief Financial Officer and Director of Capitol II. Capitol II completed its business combination with Lindblad Expeditions, Inc. in July 2015. Lindblad Expeditions provides expedition cruising and adventure travel experiences. Lindblad Expeditions works in partnership with National Geographic to inspire people to explore and care about the planet. The partnership’s educationally oriented voyages allow guests to interact with and learn from leading scientists, naturalists and researchers while discovering stunning natural environments, above and below the sea, through state-of-the-art exploration tools. Since the closing of the business combination, Mr. Ein continues to serve as the Chairman of the Board and Mr. Dryden as a member of the board of Lindblad Expeditions. Lindblad’s common stock is traded on the NASDAQ under the symbol LIND and its public warrants are traded on the NASDAQ under the symbol LINDW.

Messrs. Ein and Dryden together lead Capitol II’s search for a target business and in consummating its business combination, including, among other things, assisting in identifying and evaluating numerous prospective target businesses, including the ultimate target, and assisting in the solicitation of stockholder approval for such a transaction.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our Offering and the Private Placement, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our Offering and the Private Placement will be applied generally toward effecting a business combination as described in the prospectus for our Offering and this Form 10-K, the proceeds have not been otherwise designated for any more specific purposes. Accordingly, our investors do not have the opportunity to evaluate the specific merits or risks of any one or more business combinations prior to making an investment in us. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, advertisements or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. In no event, however, will any of our officers, directors or sponsors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is) other than the $10,000 rent and administrative services fee, the payment of consulting or success fees (none of which payments will be made from the proceeds of the Offering held in the trust account prior to the completion of our initial business combination) and reimbursement of any out-of-pocket expenses. If we determine to enter into a business combination with a target business that is affiliated with our officers, directors or sponsors or their affiliates, we would do so only if such transaction is approved by a majority of our disinterested independent directors and we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for its products, processes or services;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

We believe such factors will be important in evaluating prospective target businesses. We will generally use these criteria and guidelines in evaluating acquisition opportunities although this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Prior to approval of a business combination, our board of directors will determine whether the transaction is fair to and in the best interests of us and our stockholders. We will disclose the basis of our board of director’s determination in the proxy solicitation materials distributed to stockholders in connection with the business combination.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid, subject to the limitations described herein. As of December 31, 2015, there was approximately $325,025,000 in the trust account (including approximately $25,000 of accrued interest). We will consummate our initial business combination only if we have net tangible assets of at least $5 million upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Our sponsors, officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to convert any shares in connection with a stockholder vote to approve a proposed initial business combination. No minimum number of public shares is required to be voted in favor of a business combination. Because a business combination may be approved by a majority of the outstanding shares voted, under certain circumstances a business combination could be approved without the affirmative vote of any of our public shares. Notwithstanding, all of our public stockholders will have the right to convert their shares into cash in connection with a business combination.

None of our officers, directors, sponsors or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders votes, or indicates an intention to vote, against such proposed business combination, our officers, directors, sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5 million of net tangible assets upon consummation of such business combination where it appears that such requirements would otherwise not be met. All shares purchased by our sponsors, officers, directors or their affiliates would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion Rights

In connection with any proposed initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in our Offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock sold in our Offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

Our sponsors, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the business combination is approved.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we have only until October 19, 2017 to complete an initial business combination. If we do not complete an initial business combination by such date, our amended and restated certificate of incorporation provides that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsors, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by October 19, 2017 unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsors, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following October 19, 2017 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our executive officers have agreed that they will be personally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that they will be able to satisfy their indemnification obligations if they are required to do so. Additionally the agreement they entered into by our executive officers specifically provides for two exceptions to the personal indemnity they have given: they will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of our Offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their founders’ shares. There will be no distribution from the trust account with respect to our warrants, including the founders’ warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the up to $100,000 of interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our Offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.00. The per share redemption price includes the deferred commissions that would also be distributable to our public stockholders. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty four months from the date of our Offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We do not have any full time employees as of the date of this Form 10-K and we do not plan to have any full time employees prior to the consummation of a business combination.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a development stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as an operating business is acquired you will have no basis of evaluating the value of your investment. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until October 19, 2017 or later before receiving distributions from the trust account.

We have until October 19, 2017 to complete an initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to tender or convert their shares. Only after the expiration of this full time period will public stockholders be entitled to distributions from the trust account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date.

We may issue shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 120,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Although we have no commitment as of the date of this Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of shares of common stock and shares of preferred stock, to complete a business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our existing investors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Notwithstanding the foregoing, if we incur indebtedness, our lenders will not have a claim on the cash in the trust account and such indebtedness will not decrease the per-share conversion amount in the trust account.

If the net proceeds of our Offering not being held in trust are insufficient to allow us to operate, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsors, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsors, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination within the required time periods, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than the $10.00 per share held in the trust account as of December 31, 2015, plus any additional interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the $10.00 per share held in the trust account as of December 31, 2015.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 19, 2017. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the deadlines set forth above, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our executive officers’ indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per public share and our executive officers assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our executive officers to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our executive officers to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants in order to make any change that adversely affects the interests of the registered holders. Our sponsors and directors own approximately 34% of the outstanding warrants. Therefore, we would only need approval from holders of approximately 25% of public warrants to amend the terms of the warrants.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any region or industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after a business combination, however, cannot presently be ascertained. Although some of our key personnel may serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers, directors and their respective affiliates may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. As a result, a potential target business may be presented to another entity prior to its presentation to us and this may negatively impact our ability to complete a business combination.

In addition to the foregoing, Leland Investments Inc. provides management services to Kastle Acquisition LLC and its subsidiaries, which provides building security products and services. The agreement with Kastle Acquisition LLC contains a non-competition clause that provides that neither Leland Investments Inc., Mr. Ein nor any entity that he controls shall directly and materially compete with the business of Kastle Acquisition LLC and its subsidiaries. Accordingly, we generally will not be able to acquire a target business in the same line of business that Kastle Acquisition LLC and its subsidiaries are in.

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own founder shares. Such individuals have waived their right to receive distributions from the trust account with respect to their founder shares if we are unable to consummate a business combination. Accordingly, the founder shares, as well as the founders’ warrants, and any warrants purchased by our officers or directors in the aftermarket will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

NASDAQ may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NASDAQ Stock Market LLC (“NASDAQ”), a national securities exchange. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock and warrants are listed on NASDAQ, our securities are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our Offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business transaction. In the event that the business combination involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing pursuant to our amended and restated certificate of incorporation and public stockholders may have to remain stockholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,000 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until October 19, 2017 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in the prospectus for our Offering and in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5 million upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the public shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not holders of our founders’ shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our Offering. Accordingly, if you purchase more than 20% of the shares sold in our Offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our sponsors, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our sponsors, officers and directors collectively own approximately 20% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, our sponsors, as well as all of our officers and directors, have agreed to vote their founder shares as well as any shares of common stock acquired in the aftermarket in favor of such proposed business combination.

Our board of directors are and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law until October 19, 2017. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsors will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We have issued the warrants to purchase 16,250,000 shares of common stock as part of the units sold in our Offering and the founders’ warrants to purchase 8,250,000 shares of common stock. We may also issue additional warrants to our officers, directors, sponsors or their affiliates upon conversion of promissory notes issued to such persons or entities for loans made to supplement our working capital requirements, as described elsewhere in this Form 10-K and the prospectus for the Offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may redeem the warrants at a time that is not beneficial to public investors.

We may call the public warrants for redemption at any time after the redemption criteria described in the prospectus for the Offering have been satisfied. If we call the public warrants for redemption, public stockholders may be forced to accept a nominal redemption price or sell or exercise the warrants when they may not wish to do so.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described in the prospectus for the Offering have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our stockholders exercise their registration rights with respect to their securities, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our sponsors, officers and directors are entitled to make a demand that we register the resale of their founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the purchasers of the sponsor warrants are entitled to demand that we register the resale of their warrants and any other warrants we issue to them (and the underlying shares of common stock) at any time after we consummate a business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”). Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

We may complete a business combination with a target business that is privately held, which may present certain challenges to us, including the lack of available information about this company.

We may complete a business combination with a target business that is privately held. Generally, very little public information exists about such companies, and we would be required to rely on the ability of our management team to obtain adequate information to evaluate the potential returns from investing in one of these companies. If we are unable to uncover all material information about such a target business, we may not make a fully informed investment decision, and we may lose money on our investment.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations.

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and a majority of our officers and directors will reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us to have such system audited by an independent registered public accounting firm beginning with our annual report for the year ending December 31, 2016. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We do not intend to pay any dividends until our consummation of a business combination at the earliest.

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. As a result, any gain you will realize on our securities will result solely from the appreciation of such securities.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

We currently maintain our principal executive offices at 509 7th Street, N.W., Washington, DC 20004. The cost for this space is included in the $10,000 per-month aggregate fee Venturehouse Group, LLC and Dryden Capital Management, LLC charge us for office space and administrative services pursuant to a letter agreement between us and such entities. We believe, based on rents and fees for similar services in D.C. metropolitan area, that the fee charged by Venturehouse Group, LLC and Dryden Capital Management, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, warrants and common stock are traded on the Nasdaq Stock Market LLC under the symbols CLACU, CLACW and CLAC, respectively. The following table sets forth the high and low sales prices for our units, warrants and common stock for the periods indicated since our units commenced public trading on October 14, 2015, and since our warrants and common stock commenced separate trading on December 7, 2015.

	Common Stock		Warrants		Units
Period	High	Low	High	Low	High	Low
2016:
First Quarter*	$9.75	$9.40	$0.65	$0.3499	$10.09	$9.56

2015:
Fourth Quarter**	$11.00	$5.98	$0.80	$0.25	$10.10	$9.22

*   Through March 22, 2016.

** Trading commenced October 14, 2015 for our units and December 7, 2015 for our warrants and common stock.

Holders

As of March 10, 2016, there was one holder of record of our units, eight holders of record of our shares of common stock and six holders of record of our warrants.  Management believes we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds

On October 19, 2015, we consummated the Offering of 32,500,000 units, including 2,500,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock.   The shares of common stock and the warrants included in the units traded as a unit until December 7, 2015 when separate trading of common stock and warrants began.  No fractional warrants were or will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing on the later of thirty days after we complete an initial business combination or October 19, 2016 and terminating on the five-year anniversary of the completion of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $325,000,000.  Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse acted as the joint book-running managers of the Offering. The units sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (No. 333-206693. The Securities and Exchange Commission declared the registration statement effective on October 13, 2015.

Simultaneously with the consummation of the Offering, we consummated the Private Placement of 8,250,000 founders’ warrants at a price of $1.00 per warrant, generating total proceeds of $8,250,000. The founders’ warrants are identical to the warrants included in the units sold in the Offering except that the founders’ warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, in each case so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the founders’ warrants have also agreed not to transfer, assign or sell any of the founders’ warrants, including the common stock issuable upon exercise of the founders’ warrants (except to certain permitted transferees), until 30 days after the completion of an initial business combination.

We incurred a total of $6.5 million in underwriting discounts and commissions (not including deferred fees) and $834,447 for other costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the Offering were $317,665,553. Of this amount, $325,000,000 we received from the sale of units in the Offering and the Private Placement of founders’ warrants was deposited into a trust account.

Generally, the proceeds held in the trust account will not be released to us until the earlier of the completion of an initial business combination and our liquidation upon our failure to consummate a business combination within the required time period.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2015.

Item 6.    Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2015 and for the period from July 13, 2015 (inception) through December 31, 2015 and should be read with our financial statements, which are included in this Report.

Income Statement Data:
Loss from operations	$(141,984)
Net Loss	(116,505)

Cash Flow Data:
Net cash used in operating activities	$(83,228)
Net cash used in investing activities	(325,000,000)
Net cash provided by financing activities	325,940,553

Balance Sheet Data:
Cash and cash equivalents	$857,325
Cash and cash equivalents held in Trust Account	325,000,000
Total assets	325,900,502
Common stock subject to possible redemption	309,449,047
Total stockholders' equity	5,000,001

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.  References to “we”, “us”, “our” or the “Company” are to Capitol Acquisition Corp. III, except where the context requires otherwise.  Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.  Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company, formed on July 13, 2015 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business.

We presently have no revenue, have had losses since inception from incurring formation costs and have no other operations other than the active solicitation of a target business with which to complete a business combination.  We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

The registration statement for our Offering was declared effective on October 13, 2015.   On October 19, 2015, we consummated the Offering and received proceeds net of the underwriter’s discount and other offering expenses of $317,665,553 and simultaneously received $8,250,000 from the issuance of 8,250,000 sponsor’s warrants in the Private Placement.  From the net proceeds, approximately $915,000 was available for working capital and tax purposes.  Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity since inception up to the closing of our initial public offering on October 19, 2015 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not generate any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We currently incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 13, 2015 (inception) through December 31, 2015, we had a net loss of approximately $116,500 representing formation and operating costs.  These costs consist mainly of professional and consulting fees, rent, and office administrative costs.  We incurred offering costs of approximately $834,000 with regard to the offering, which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of approximately $857,000.  In addition, we had $325,000,000 in cash and equivalents held in trust and accrued interest income earned to be used for tax purposes was $25,377. The $325,000,000 of restricted funds is to be used for a business combination or to convert our common shares, in certain circumstances.  Our activity from July 13, 2015 (inception) through October 19, 2015 was to prepare for our initial public offering. Since October 19, 2015 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account to fund our working capital requirements.   However, there is no assurance that we will be able to successfully effect a business combination.

We will depend on funds on hand to provide us with the working capital necessary to identify one or more target businesses, conduct due diligence and complete a Business Combination. Additionally, we may use interest earned on the funds held in the Trust Account to pay any franchise and income taxes that we may owe. The amounts in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).

We believe that the approximate $857,000 of net proceeds not held in the trust account at December 31, 2015 will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. However, if necessary, in order to meet our working capital needs, our sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the founders’ warrants. If we do not complete a business combination, the loans will be forgiven.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2015.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or long-term liabilities. We have a letter agreement with affiliates of our executive officers pursuant to which we pay a $10,000 per month fee for rent and administrative services.

Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management's discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a.	it requires assumptions to be made that were uncertain at the time the estimate was made; and

b.	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company's accounting policies or estimates.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities for Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features conversion rights that are either within the control of the holder or subject to conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting standards would have a material effect on future financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

From our inception through December 31, 2015, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $325.0 million (which includes approximately $11.4 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of December 31, 2015, the balance of the trust account was $325.0 million. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less. As of December 31, 2015, the effective annualized interest rate payable on our Treasury Bills was approximately 0.7%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 8.    Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

For the year and quarter ended December 31, 2015 covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	51	Chairman, Chief Executive Officer and Director
L. Dyson Dryden	40	President, Chief Financial Officer, Treasurer, Secretary and Director
Richard C. Donaldson	56	Director
Piyush Sodha	57	Director
Lawrence Calcano	51	Director

Mark D. Ein has served as our Chairman, Chief Executive Officer and Director since our inception. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 24 year career. From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II, a blank check company formed for substantially similar purposes as our company. Capitol II completed its business combination with Lindblad Expeditions, Inc. in July 2015. Since the closing of the business combination, Mr. Ein has continued to serve as the Chairman of the Board of Capitol II (now renamed Lindblad Expeditions Holdings, Inc.). From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company formed for substantially similar purposes as our company. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. An entity owned by Mr. Ein is also the majority owner and managing member of Kastle Holding Company LLC. In 2008, Mr. Ein founded and is the owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C., that has won the league championship for the last five seasons and six times in its eight years in the league. Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs & Co. Mr. Ein is the Chairman of the Board of VSGi. Mr. Ein is also the Chairman of the Board of the District of Columbia Public Education Fund and also serves on the board of directors of the United States Tennis Association, The District of Columbia College Access Program (DC-CAP), and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

We believe Mr. Ein is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in prior blank check offerings, such as Capitol I and Capitol II.

L. Dyson Dryden has served as our President, Chief Financial Officer, Treasurer, Secretary and a member of the Board of Directors since our inception. From March 2013 to July 2015, Mr. Dryden served as the Chief Financial Officer and a Director of Capitol II. Mr. Dryden has continued to serve as a director of Lindblad Expeditions since the closing of its business combination. Mr. Dryden is also the founder of Dryden Capital Management, LLC, a private investment firm that invests in and builds private companies, and has served as its President since March 2013. From August 2005 to February 2013, Mr. Dryden worked in Citigroup’s Investment Banking division in New York, most recently as a Managing Director where he led the coverage effort for a number of the firm’s Global Technology, Media and Telecommunications clients. From 2000 to 2005, Mr. Dryden held the titles of Associate and Vice President at Jefferies & Company, a middle market investment banking firm. From 1998 to 2000, Mr. Dryden worked in the investment banking group at BB&T Corporation. Mr. Dryden holds a B.S. in Business Administration with a dual concentration in finance and management from the University of Richmond.

We believe Mr. Dryden is well-qualified to serve as a member of the board due to his public company experience and experience in prior blank check offerings, such as Capitol I and Capitol II.

Richard C. Donaldson has served as a member of our Board of Directors since September 2015. Mr. Donaldson has been with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, as an attorney since 1985, where he is a Partner, and has served as Pillsbury’s Chief Operating Officer since June 2006. As Chief Operating Officer, Mr. Donaldson oversees the finances, capital structure and operations of Pillsbury, with nearly 650 lawyers, $557 million in 2015 revenues and 16 offices across the United States and overseas. Mr. Donaldson serves on the Pillsbury Executive Team and served as a member of Pillsbury’s Board of Directors from May 2006 until May 2015. From September 2007 until its merger with Two Harbors in October 2009, Mr. Donaldson served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Donaldson also served as a member of the Board of Directors of Capitol II. Mr. Donaldson also serves on the Board of Directors of Arizona Cardinals Holdings, Inc. From June 2000 to August 2001, Mr. Donaldson served as Managing Director of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. He previously served on the Board of Directors of Greater DC Cares and the Board of Directors of the Woolly Mammoth Theatre Company in Washington, D.C. Mr. Donaldson received a B.A. from Cornell University in 1982 and a J.D. from The University of Chicago Law School in 1985.

We believe Mr. Donaldson is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I and Capitol II.

Piyush Sodha has served as a member of our Board of Directors since September 2015. Mr. Sodha has served as the Chief Executive Officer and Co-Chairman of Kastle Systems, LLC since April 2008. Prior to joining Kastle Systems, Mr Sodha was Chief Technical Officer and head of the Americas Region for MACH S.á.r.l., a leading global provider of clearing and settlement services for the mobile phone industry. He previously served as the Chairman and Chief Executive Officer of Cibernet Corporation which merged into MACH S.à.r.l. in April 2007. Prior to that, he was a General Manager and Vice President of Symbol Technologies, Inc., a company which acquired Matrics, Inc. Mr. Sodha had served as the Chairman and Chief Executive Officer of Matrics, Inc., which was a leading provider of RFID technology solutions and infrastructure products. From June 2007 until its merger with Two Harbors in October 2009, Mr. Sodha served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Sodha also served as a member of the Board of Directors of Capitol II. Earlier in his career, Mr. Sodha had served as Chief Executive Officers of WirelessHome, NextLinx Corp and LCC International, a Nasdaq listed provider of integrated network design, implementation and optimization solutions for wireless voice and data communication networks which went public under his leadership in 1996. Mr. Sodha is currently a director of Orchestro, a data analytics company serving the retail industry. Mr. Sodha received a Bachelor of Science in Electrical Engineering from India Institute of Technology in New Delhi, India, a Master of Science in Electrical Engineering from Drexel University and an M.B.A. from Wharton Business School.

We believe Mr. Sodha is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I and Capitol II.

Lawrence Calcano has served as a member of our Board of Directors since September 2015. Mr. Calcano is one of the Managing Partners of iCapital Network. Prior to iCapital Network, Mr. Calcano co-founded i1 Biometrics, a privately held information and technology company developing protection and performance products for the sports and military markets, in June 2012 and served as the company’s Chief Executive Officer from June 2012 to September 2013. From January 2010 to June 2012, Mr. Calcano served as Chairman and Chief Executive Officer of Bite Tech, Inc., a maker of protective and performance oriented oral devices for the athletic marketplace. Mr. Calcano served as a member of the Board of Directors of Capitol II from March 2013 until its merger with Lindblad Expeditions; Mr. Calcano also served as a member of the Board of Directors of Capitol I. From 1990 to June 2006, Mr. Calcano was affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano is a director of 1-800-FLOWERS.COM, Inc., a Nasdaq listed provider of flowers and plants, gift baskets, gourmet foods and confections. Mr. Calcano was named to the Forbes Midas List of the most influential people in venture capital in 2001 (the inaugural year), 2002, 2004, 2005 and 2006. Mr. Calcano received a B.A. from Holy Cross College, and attended the Amos Tuck School of Business at Dartmouth from 1988 to 1990, and graduated as a Tuck Scholar.

We believe Mr. Calcano is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I and Capitol II.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Piyush Sodha and Lawrence Calcano, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of L. Dyson Dryden and Richard C. Donaldson, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Mark D. Ein, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

Code of Ethics

In October 2015, we adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will provide, without charge, upon request, copies of our code of ethics. Requests for copies of our code of ethics should be sent in writing to Capitol Acquisition Corp. III, 509 7th Street, N.W., Washington, D.C. 20004.

Corporate Governance

Audit Committee

Our audit committee consists of Messrs. Calcano, Donaldson and Sodha, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee is composed exclusively of “independent directors” who are “financially literate” as defined under the NASDAQ Stock Market LLC listing standards. The NASDAQ Stock Market LLC listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NASDAQ Stock Market LLC that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that each of Mr. Calcano and Mr. Sodha qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee consists of Messrs. Calcano, Donaldson and Sodha, each of whom is an independent director. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Compensation Committee

Out Compensation Committee consists of Messrs. Donaldson, Calcano and Sodha, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Item 11. Executive Compensation.

To date, no executive officer or director has received any cash compensation for services rendered to us. Commencing on October 13, 2015 through the consummation of a business combination, we will pay Venturehouse Group, LLC, an affiliate of Mark D. Ein, and Dryden Capital Management, LLC, an affiliate of L. Dyson Dryden, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Ein or Dryden compensation in lieu of a salary.  Other than the $10,000 per month office space and administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our sponsors, officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 10, 2016 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Mark D. Ein	5,936,250	(2)	14.6%
L. Dyson Dryden	1,978,750	(3)	4.9%
Richard C. Donaldson	50,000	(4)	*
Lawrence Calcano	50,000	(4)	*
Piyush Sodha	50,000	(4)	*
Capitol Acquisition Management 3 LLC	5,936,250	(5)	14.6%
Capitol Acquisition Founder 3 LLC	1,978,750	(6)	4.9%
Davidson Kempner Partners	2,970,000	(7)	7.3%
All directors and executive officers as a group (five individuals)	8,065,000		19.9%

*Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)	Represents shares held by Capitol Acquisition Management 3 LLC, an entity controlled by Mr. Ein. Does not include an aggregate of 45,000 shares held by two individuals that it may receive in the event such shares do not vest in accordance with restricted stock agreements between such individuals and Capitol Acquisition Management 3 LLC.

(3)	Represents shares held by Capitol Acquisition Founder 3 LLC, an entity controlled by Mr. Dryden. Does not include an aggregate of 15,000 shares held by two individuals that it may receive in the event such shares do not vest in accordance with restricted stock agreements between such individuals and Capitol Acquisition Founder 3 LLC.

(4)	Does not include 200,000 shares issuable upon exercise of founders’ warrants that are not exercisable.

(5)	Does not include 5,737,500 shares issuable upon exercise of founders’ warrants held by Capitol Acquisition Management 3 LLC that are not exercisable.

(6)	Does not include 1,912,500 shares issuable upon exercise of founders’ warrants held by Capitol Acquisition Founder 3 LLC that are not exercisable.

(7)	The business address of Davidson Kempner Partners is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022. Messrs. Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. through Davidson Kempner Capital Management LP, are responsible for the voting and investment decisions relating to the securities held by Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P. and Davidson Kempner International, Ltd. Information derived from a Schedule 13G filed on October 26, 2015.

Our initial shareholders beneficially own approximately 20% of our issued and outstanding shares of common stock.  Because of the ownership block held by our initial stockholders, such individuals may be able to effectively exercise influence over all matters requiring approval by our shareholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the founder shares outstanding prior to the date of our Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, to be held until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sales price of our common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-trading day period commencing 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except for transfers, assignments or sales (i) to our officers, directors, consultants or their affiliates, (ii) to an entity’s members upon its liquidation, (iii) to relatives and trusts for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, or (vii) at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case (except for clause (vi)) where the transferee agrees to the terms of the escrow agreement and to be bound by these transfer restrictions, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

Our sponsors, officers and directors purchased an aggregate of 8,250,000 founders’ warrants for an aggregate purchase price of $8,250,000.  The founders’ warrants are identical to the warrants held by the public shareholders except that the founders’ warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are not redeemable by us, in each case so long as such warrants are held by the initial purchasers or their affiliates. The purchases agreed not to not sell or transfer the founders’ warrants (except to certain permitted transferees) until 30 days after we have completed a business combination.

If necessary to meet our working capital needs, our sponsors, officers, directors, initial shareholders or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in their sole discretion. Each loan would be evidenced by a promissory note. The notes will either be paid upon consummation of our initial business combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the founders’ warrants. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2015, we issued 10,062,500 shares of common stock to Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC for $25,000 in cash, at a purchase price of approximately $0.002 per share, in connection with our organization. Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder 3 LLC subsequently transferred a portion of these shares to certain individuals, including our independent directors, for the same purchase price originally paid for such shares. In October 2015, our sponsors then contributed back to our capital, for no additional consideration, an aggregate of 1,437,500 shares. In connection with the closing of the Offering, an additional 500,000 shares were contributed back to our capital for no additional consideration.

Our sponsors, officers and directors purchased an aggregate of 8,250,000 founders’ warrants (for a total purchase price of $8,250,000) from us on a private placement basis simultaneously with the consummation of our Offering. The founders’ warrants are identical to the warrants included in the units sold in the offering except that the founders’ warrants: (i) are not redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in the prospectus for the Offering, so long as they are held by the initial purchasers or any of their permitted transferees. If the founders’ warrants are held by holders other than the initial purchasers or any of their permitted transferees, the founders’ warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units being sold in the Offering. The initial purchasers of the founders’ warrants have agreed not to transfer, assign or sell any of the founders’ warrants, including the common stock issuable upon exercise of the founders’ warrants (except to certain permitted transferees), until 30 days after the completion of our initial business combination.

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

The holders of our founder’s shares, as well as the holders of the founders’ warrants and any warrants our sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to an agreement signed on the effective date of the Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founder’s shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the founders’ warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Leland Investments Inc., an affiliate of Mr. Ein, advanced to us an aggregate of $200,000 to cover expenses related to the Offering. The loan was payable without interest on the consummation of the offering. The loan was repaid from the proceeds of the Offering.

Venturehouse Group, LLC, an affiliate of Mark D. Ein, and Dryden Capital Management, LLC, an affiliate of L. Dyson Dryden, have agreed that, commencing on October 13, 2015 through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay these entities an aggregate of $10,000 per month for these services. Mr. Ein is the Chief Executive Officer of Venturehouse Group, LLC and Mr. Dryden is the sole member of Dryden Capital Management, LLC. Accordingly, they will benefit from the transaction to the extent of their interest in Venturehouse Group, LLC and Dryden Capital Management, LLC, respectively. However, this arrangement is solely for our benefit and is not intended to provide Messrs. Ein or Dryden compensation in lieu of a salary. We believe, based on rents and fees for similar services in the D.C. metropolitan area, that the fee charged by these entities are at least as favorable as we could have obtained from an unaffiliated person. Other than this $10,000 per month fee, the repayment of the $200,000 loan from Leland Investments Inc. and the payment of consulting or success fees (none of which payments will be made from the proceeds of the Offering held in the trust account prior to the completion of our initial business combination), no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

In October 2015, we adopted a Code of Ethics, which requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We will also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our initial shareholders. We do not intend to pursue a business combination with any company that is a portfolio company of, or otherwise affiliated with, or has received financial investment from, an entity with which our existing shareholders, executive officers or directors are affiliated. However, if circumstances change and we decide to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our sponsors, existing officers, directors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination, other than the $10,000 office space and administrative services fee, consulting or success fees in connection with consummating a business combination (none of which payments will be made from the proceeds of our Offering held in the trust account prior to the completion of our initial business combination) and reimbursement of any out-of-pocket expenses.

Director Independence

Currently, Messrs. Calcano, Donaldson and Sodha would each be considered an “independent director” under the listing rules of the NASDAQ Stock Market LLC, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accounting Fees and Services.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the year ended December 31, 2015 audit fees for our independent registered public accounting firm were $73,648.

Audit-Related Fees

During the year ended December 31, 2015, audit related fees from our independent registered public accounting firm were $0.

Tax Fees

During the year ended December 31, 2015, fees for tax services were $0.

All Other Fees

During the year ended December 31, 2015, fees for other services were $0.

Audit Committee Approval

Since our audit committee was not formed until October 2015, the audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	October 15, 2015
3.2	Bylaws.	By Reference	S-1/A	September 17, 2015
4.1	Specimen Unit Certificate.	By Reference	S-1/A	September 17, 2015
4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	September 17, 2015
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	October 7, 2015
4.4	Warrant Agreement.	By Reference	8-K	October 15, 2015
10.1	Letter Agreement signed by each of Capitol Acquisition Management 3 LLC and Mark D. Ein.	By Reference	8-K	October 15, 2015
10.2	Letter Agreement signed by each of Capitol Acquisition Founder 3 LLC and L. Dyson Dryden.	By Reference	8-K	October 15, 2015
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Piyush Soda and Richard C. Donaldson.	By Reference	8-K	October 15, 2015
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	October 15, 2015
10.5	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and each of Capitol Acquisition Management 3 LLC, Capitol Acquisition Founder 3 LLC, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha.	By Reference	8-K	October 15, 2015
10.6	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 3 LLC, Capitol Acquisition Founder 3 LLC, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha.	By Reference	8-K	October 15, 2015

Exhibit No.	Description	Included	Form	Filing Date
10.7	Administrative Services Agreement between the Company, Venturehouse Group, LLC and Dryden Capital Management, LLC.	By Reference	8-K	October 15, 2015
10.8	Form of Subscription Agreement for founders’ warrants.	By Reference	S-1/A	September 17, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document	Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2016.

CAPITOL ACQUISITION CORP. III

By:	/s/ Mark D. Ein
Mark D. Ein
Chief Executive Officer
(Principal executive officer)

By:	/s/ L. Dyson Dryden
L. Dyson Dryden
Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

The undersigned directors and officers of Capitol Acquisition Corp. III hereby constitute and appoint Mark D. Ein and L. Dyson Dryden with full power to act as our true and lawful attorney-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark D. Ein	Chairman, Chief Executive Officer, Treasurer, Secretary and Director	March 24, 2016
Mark D. Ein	(Principal Executive Officer)

/s/ L. Dyson Dryden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2016
L. Dyson Dryden

/s/ Lawrence Calcano	Director	March 24, 2016
Lawrence Calcano

/s/ Richard C. Donaldson	Director	March 24, 2016
Richard C. Donaldson

/s/ Piyush Sodha	Director	March 24, 2016
Piyush Sodha

Capitol Acquisition Corp. III

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Balance Sheet as of December 31, 2015	F-3
Statement of Operations for the period from July 13, 2015 (inception) through December 31, 2015	F-4
Statement of Changes in Stockholders’ Equity for the period from July 13, 2015 (inception) through December 31, 2015	F-5
Statement of Cash Flows for the period from July 13, 2015 (inception) through December 31, 2015	F-6
Notes to Financial Statements	F-7 - F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Capitol Acquisition Corp. III

We have audited the accompanying balance sheet of Capitol Acquisition Corp. III (the “Company”) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 13, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Acquisition Corp. III, as of December 31, 2015, and the results of its operations and its cash flows for the period from July 13, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY

March 24, 2016

Capitol Acquisition Corp. III

Balance Sheet

December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$857,325
Accrued interest receivable held in trust account	25,377
Prepaid expenses	17,800
Total current assets	900,502
Cash and cash equivalents held in trust account, restricted	325,000,000
Total assets	$325,900,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$76,454
Total current liabilities	76,454
Deferred underwriting fee	11,375,000
Total liabilities	11,451,454
COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible redemption, 30,944,905 shares at redemption value	309,449,047
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 120,000,000 shares authorized; 9,680,095 shares issued and outstanding	969
Additional paid-in capital	5,115,537
Accumulated deficit	(116,505)
Total stockholders' equity	5,000,001
Total liabilities and stockholders' equity	$325,900,502

The accompanying notes are an integral part of these financial statements.

F-3

Capitol Acquisition Corp. III

Statement of Operations

For the period from July 13, 2015 (inception) through December 31, 2015

Formation and operating costs	$(141,984)
Loss from operations	(141,984)
Other income and expense:
Interest income	25,479
Net loss	$(116,505)
Weighted average number of shares outstanding, basic and diluted (1)	9,098,268
Basic and diluted net loss per share	$(.01)

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III

Statement of Changes in Stockholders’ Equity

For the period from July 13, 2015 (inception) through December 31, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Common stock issued to initial stockholders	10,062,500	$1,006	$23,994	$-	$25,000

Contribution of sponsors' shares for no consideration	(1,437,500)	(143)	143	-	-

Sale of 32,500,000 units, net underwriters' discount and offering expenses	32,500,000	3,250	306,287,303	-	306,290,553

Proceeds from issuance of sponsors' warrants, at $1 per warrant	-	-	8,250,000	-	8,250,000

Forfeiture of initial stockholders' shares pursuant to partial exercise of underwriters' overallotment	(500,000)	(50)	50	-	-

Shares subject to possible redemption	(30,944,905)	(3,094)	(309,445,953)	-	(309,449,047)

Net loss for period	-	-	-	(116,505)	(116,505)

	9,680,095	$969	$5,115,537	$(116,505)	$5,000,001

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III

Statement of Cash Flows

For the period from July 13, 2015 (inception) through December 31, 2015

Cash Flows from Operating Activities
Net loss	$(116,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest income	(25,377)
Prepaid expenses	(17,800)
Accounts payable and accrued expenses	76,454
Net cash used in operating activities	(83,228)

Cash flows from investing activities:
Cash held in Trust Account	(325,000,000)
Net cash used in investing activities	(325,000,000)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting commissions paid	317,665,553
Proceeds from issuance of sponsors' warrants	8,250,000
Proceeds from related party loans	280,000
Repayments of related party loans	(280,000)
Net cash provided by financing activities	325,940,553

Net increase in cash and cash equivalents	857,325
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$857,325

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriter fee	$11,375,000

The accompanying notes are an integral part of these financial statements.

CAPITOL ACQUISITION CORP. III

NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Plan of Business Operations and Liquidity

Capitol Acquisition Corp. III (the “Company”) was incorporated in Delaware on July 13, 2015 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

All activity through December 31, 2015 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

The registration statement for the Offering was declared effective on October 13, 2015. The Company consummated the Offering of 32,500,000 units on October 19, 2015, including the exercise of the over-allotment option to the extent of 2,500,000 units, generating gross proceeds of $325,000,000 and net proceeds of $317,665,553 after deducting $7,334,447 of transaction costs (up to an additional $11,375,000 of deferred underwriting expenses may be paid upon the completion of a Business Combination). The units sold pursuant to the Offering (“Units”) were sold at an offering price of $10.00 per Unit. In addition, the Company generated gross and net proceeds of $8,250,000 from the private placement (the “Private Placement”) of 8,250,000 warrants (“Founders’ Warrants”) at a price of $1.00 per warrant to Capitol Acquisition Management 3 LLC and Capitol Acquisition Founder LLC (collectively, the “Sponsors”), entities affiliated with the Company’s executive officers, and the Company’s directors.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of our Offering and the Founders’ Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect a Business Combination successfully.

Upon the closing of the Offering, $325,000,000 ($10.00 per Unit sold in the Offering), including the proceeds of the private placement of the Founders’ Warrants was placed in a trust account (“Trust Account”) and may be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended the (“Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise.

The Company, after signing a definitive agreement for a Business Combination with a target business, is required to seek shareholder approval of such Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, a Public Stockholder (defined below), together with any affiliate of his or any other person with whom he is acting in concert or as a “group”(as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the Offering without the Company’s prior written consent. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5 million upon consummation of the Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors and any other initial shareholders of the Company (collectively, the “Initial Stockholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective shares.

Pursuant to the Company’s Amended and Restated Certificate of Incorporation, if the Company is unable to complete its initial Business Combination by October 19, 2017, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of common stock and the Company’s board of directors, dissolve and liquidate. If the Company is unable to consummate an initial Business Combination and is forced to redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not released to the Company to pay any of its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses).

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the initial per-share conversion price for common stock will be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than $10.00.

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

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2015, cash and cash equivalents held in the Trust Account consisted of $325,000,000 in United States Treasury securities with an original maturity of three months or less and $25,377 of accrued interest outstanding.

At December 31, 2015, the assets in the Trust Account were held in cash and cash equivalents.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering. Offering costs of approximately to $18.7 million were charged to stockholder’s equity upon completion of the Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features cash conversion rights that are either within the control of the holder or subject to cash conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain cash conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture (Note 7). Common stock subject to possible redemption have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 13, 2015, the evaluation was performed for the 2015 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from July 13, 2015 (inception) through December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2015 through the date which these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Note 3 – Initial Public Offering and Founders’ Warrants

In connection with the Offering, on October 19, 2015, the Company sold 32,500,000 Units at $10.00 per Unit (including 2,500,000 Units subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock in the Company and one half of one Warrant of the Company (“Warrants”). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 commencing on the later of 30 days after the Company’s completion of a Business Combination or October 19, 2016 and expiring five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise their Warrants to do so on a “cashless basis.” No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Warrants is not effective within a specified period following the consummation of an initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement of 8,250,000 Founders’ Warrants at a price of $1.00 per warrant to the Sponsors. The Founders’ Warrants are identical to the Warrants included in the Units sold in the Offering except that the Founders’ Warrants: (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Offering, so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Founders’ Warrants, including the common stock issuable upon exercise of the Founders’ Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination.

At December 31, 2015, there were 24,500,000 Warrants outstanding, which include 8,250,000 Founders’ Warrants.

Note 4 — Note Payable to Related Party

The Company issued a $200,000 principal amount unsecured promissory note to an affiliate of the Company’s chief executive officer on July 13, 2015. The note was non-interest bearing and payable on the earlier to occur of (i) August 1, 2016, (ii) the consummation of the Offering or (iii) the abandonment of the Offering. The note was repaid in full on the closing of the Offering, along with other short-term advances of $80,000.

Note 5 – Income Taxes

For the period from July 13, 2015 (inception) through December 31, 2015 there are no provisions for income taxes or corporate taxes payable due to the net operating losses incurred in each year.

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has approximately $140,000 in net operating losses that expire through 2035 and if realized would have a tax benefit approximately $48,000. The Company has recorded a full valuation allowance against this deferred tax benefit since the Company believes it is more likely than not to that the Company will not utilize the losses in the future, and accordingly it has not been recorded as a deferred tax asset.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

Period from July 13, 2015 (inception) through December 31, 2015
Tax provision at statutory rate	(34%)
State and local taxes (net of federal tax benefit)	-
Effect of adjustments and non-deductible items	-
Effect of valuation allowance on deferred tax asset	34%

Effective tax rate	0%

Note 6 – Commitments and Contingencies

On October 13, 2015, the Company entered into an agreement with the underwriters of the Offering (“Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company paid an underwriting discount of 2.0% of the gross proceeds of the Offering as an underwriting discount. The Company also agreed to pay the underwriters in the Offering a deferred underwriting discount of 3.5% of the gross proceeds of the Offering (“Deferred Commissions”) which was placed in the Trust Account and is only payable upon completion of a Business Combination.

The Company presently occupies office space provided by two affiliates of the Company’s executive officers. Such affiliates have agreed that, until the Company consummates a Business Combination, they will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company will pay such affiliates an aggregate of $10,000 per month for such services.

The Initial Stockholders and the holders of the Founders’ Warrants (or underlying shares of common stock) will be entitled to registration rights with respect to their initial shares and the Founders’ Warrants (or underlying shares of common stock) pursuant to an agreement signed on the effective date of the Offering. The holders of the majority of the initial shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Founders’ Warrants (or underlying shares of common stock) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Founders’ Warrants (or underlying shares of common stock) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company entered into two consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a business combination. These agreements provide for an aggregate annual fee of $450,000 and success fee of $650,000 upon the consummation of a business combination.

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2015, there are no shares of preferred stock issued or outstanding.

Common Stock

The Company is authorized to issue 120,000,000 shares of common stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on July 13, 2015, a total of 10,062,500 shares of the Company’s common stock were sold to the Sponsors at a price of approximately $0.0025 per share for an aggregate of $25,000. On October 13, 2015, the Sponsors contributed back to the Company’s capital, for no additional consideration, an aggregate of 1,437,500 shares, leaving an aggregate of 8,625,000 shares outstanding. This number included an aggregate of 1,125,000 shares that were subject to forfeiture if the over-allotment option was not exercised in full by the underwriters. An aggregate of 500,000 shares were forfeited based on the amount of Units sold in the Offering pursuant to the over-allotment option.

On closing of the Offering, the shares were placed into an escrow account and will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of an initial Business Combination or earlier if, subsequent to an initial Business Combination, (i) the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

As of December 31, 2015, 9,680,095 shares of common stock were issued and outstanding, which excludes 30,944,905 shares subject to possible redemption.

Note 8 – Summarized Quarterly Data (Unaudited)

Following is a summary of the quarterly results of operations for the period from July 13, 2015 (inception) through December 31, 2015

	For the period from July 13, 2015 (inception) through September 30, 2015	For the three months ended December 31, 2015

Formation and operating costs	$(983)	$(141,001)
Loss from operations	(983)	(141,001)
Interest income	-	25,479
Net loss	$(983)	$(115,522)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversion - basic and diluted	8,750,000	9,397,324
Basic and diluted net income (loss) per Share	$-	$(.01)

