Form 10-Q
period 2016-03-31
Capitol Acquisition Corp. III
filed 2016-05-13
CIK 1648955

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

As of May 13, 2016, 40,625,000 ordinary shares, par value $0.0001 per share were issued and outstanding.

CAPITOL ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Capitol Acquisition Corp. III

Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$468,039	$857,325
Cash and cash equivalents held in trust account, interest income available for taxes	55,085	-
Accrued interest receivable held in trust account	102,459	25,377
Prepaid expenses	26,058	17,800
Total current assets	651,641	900,502
Cash and cash equivalents held in trust account, restricted	325,000,000	325,000,000
Total assets	$325,651,641	$325,900,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$172,947	$76,454
Total current liabilities	172,947	76,454
Deferred underwriting fee	11,375,000	11,375,000
Total liabilities	11,547,947	11,451,454
COMMITMENTS AND CONTINGENCIES
Common stock, subject to possible redemption, 30,895,393 and 30,944,905 shares at redemption value at March 31, 2016 and December 31, 2015	309,103,693	309,449,047
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 120,000,000 shares authorized; 9,729,607 and 9,680,095 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	973	969
Additional paid-in capital	5,460,887	5,115,537
Accumulated deficit	(461,859)	(116,505)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$325,651,641	$325,900,502

The accompanying notes are an integral part of these condensed financial statements.

1

Capitol Acquisition Corp. III

Condensed Statement of Operations

For the Three Months Ended March 31, 2016

(unaudited)

Operating costs	$(477,521)
Loss from operations	(477,521)
Other income and expense:
Interest income	132,167
Net loss	$(345,354)
Weighted average number of shares outstanding, basic and diluted	9,680,095
Basic and diluted net loss per share	$(0.04)

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III

Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2016

(unaudited)

Cash Flows from Operating Activities
Net loss	$(345,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash held in trust account, interest income available for taxes	(55,085)
Accrued interest income	(77,082)
Changes in operational assets and liabilities:
Prepaid expenses	(8,258)
Accounts payable and accrued expenses	96,493

Net decrease in cash and cash equivalents	(389,286)
Cash and cash equivalents, beginning of period	857,325
Cash and cash equivalents, end of period	$468,039

The accompanying notes are an integral part of these condensed financial statements.

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

All activity through March 31, 2016 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

The Company, after signing a definitive agreement for a Business Combination with a target business, is required to seek shareholder approval of such Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, a public stockholder , together with any affiliate of his or any other person with whom he is acting in concert or as a “group”(as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the Offering without the Company’s prior written consent. The Company will proceed with a Business Combination only if it has net tangible assets of at least $5 million upon consummation of the Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with any shareholder vote required to approve any Business Combination, the Sponsors and any other initial shareholders of the Company (collectively, the “Initial Stockholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective shares.

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

If the Company is unable to complete its initial Business Combination and expends all of the net proceeds of the Offering not deposited in the Trust Account, without taking into account any interest earned on the Trust Account, the Company expects that the per-share conversion price for common stock would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than $10.00.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $468,000.  The Company has also received a commitment from its Chief Executive Officer, Mark D. Ein, and its President and Chief Financial Officer, L. Dyson Dryden, to provide loans to the Company of up to $745,000 in the aggregate.  These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants.  Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months. The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 24, 2016.

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

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016 and December 31, 2015, cash and cash equivalents (restricted) held in the Trust Account consisted of $325,000,000 in United States Treasury securities with an original maturity of three months or less. Cash and cash equivalents held in trust available for taxes consisted of $55,085 at March 31, 2016.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features cash conversion rights that are either within the control of the holder or subject to cash conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain cash conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2016 and December 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture (Note 7). Common stock subject to possible redemption have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2016 and December 31, 2015, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2016 or the period ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2016 through the date which these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

At March 31, 2016 and December 31, 2015, there were 24,500,000 Warrants outstanding, which include 8,250,000 Founders’ Warrants.

Note 4 – Commitments and Contingencies

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

The Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a business combination. These agreements provide for an aggregate annual fee of $550,000 and success fee of $925,000 upon the consummation of a business combination.

Note 5 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2016 and December 31, 2015, there are no shares of preferred stock issued or outstanding.

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

As of March 31, 2016 and December 31, 2015, 9,729,607 and 9,680,095 shares of common stock, respectively, were issued and outstanding, which excludes 30,895,393 and 30,944,905 shares respectively subject to possible redemption.

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

The registration statement for our initial public offering was declared effective on October 13, 2015. On October 19, 2013, we consummated the offering (“Public Offering”) and received proceeds net of the underwriter’s discount and other offering expenses of $317,665,553 and simultaneously received $8,250,000 from the issuance of 8,250,000 warrants in a private placement (“Private Placement”). Our management has broad discretion with respect to the specific application of the net proceeds of the offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination successfully.

Results of Operations

Our entire activity from inception up to the closing of our initial public offering on October 19, 2015 was in preparation for that event.  Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination.  We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents.  Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities).  We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2016, we had a net loss of $345,354. We incurred operating expenses for the three months ended March 31, 2016 of $477,521. These costs consist mainly of professional and consulting fees, rent, and office administrative costs.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of approximately $468,000. In addition, we had $325,055,085 in cash and equivalents held in trust, of which $55,085 represents amounts available to be used for tax purposes. Additionally, we have $102,459 in accrued interest income to be used for tax purposes. The $325,000,000 of restricted funds is to be used for a business combination or to convert our common shares, in certain circumstances. Our activity from July 13, 2015 (inception) through October 19, 2015 was to prepare for our initial public offering. Since October 19, 2015 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account to fund our working capital requirements. However, there is no assurance that we will be able to successfully effect a business combination.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations.  The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $468,000.  The Company has also received a commitment from its Chief Executive Officer, Mark D. Ein, and its President and Chief Financial Officer, L. Dyson Dryden, to provide loans to the Company of up to $745,000 in the aggregate.  These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants.  Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months. The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through March 31, 2016, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $325.0 million (which includes approximately $11.4 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of March 31, 2016, the balance of the trust account was $325.0 million. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less. As of March 31, 2016, the effective annualized interest rate payable on our Treasury Bills was approximately 0.27%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid a total of $6.5 million in underwriting discounts and commissions and $834,447 for other costs and expenses related to our formation and the Public Offering.

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

CAPITOL ACQUISITION CORP. III

Date: May 13, 2016	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal executive officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal financial and accounting officer)

