Form 10-Q
period 2016-06-30
Capitol Acquisition Corp. III
filed 2016-08-09
CIK 1648955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

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

(202) 654-7060

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 9, 2016, 40,625,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CAPITOL ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Capitol Acquisition Corp. III

Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$301,972	$857,325
Cash and cash equivalents held in trust account, interest income available for taxes	152,348	-
Accrued interest receivable held in trust account	99,801	25,377
Prepaid expenses	22,891	17,800
Total current assets	577,012	900,502
Cash and cash equivalents held in trust account, restricted	325,000,000	325,000,000
Total assets	$325,577,012	$325,900,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$192,970	$76,454
Total current liabilities	192,970	76,454
Deferred underwriting fee	11,375,000	11,375,000
Total liabilities	11,567,970	11,451,454

Commitments and Contingencies
Common stock, subject to possible redemption, 30,876,948 and 30,944,905 shares at redemption value at June 30, 2016 and December 31, 2015	309,009,041	309,449,047
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 120,000,000 shares authorized; 9,748,052 and 9,680,095 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	975	969
Additional paid-in capital	5,555,537	5,115,537
Accumulated deficit	(556,511)	(116,505)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders' equity	$325,577,012	$325,900,502

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. III

Condensed Statements of Operations

For the Three Months and Six Months Ended June 30, 2016

(unaudited)

	Three months ended June 30, 2016	Six Months ended June 30, 2016
Operating costs	$(319,989)	$(797,510)
Loss from operations	(319,989)	(797,510)
Other income and expense:
Interest income	225,337	357,504
Net loss	$(94,652)	$(440,006)
Weighted average number of shares outstanding, basic and diluted	9,729,607	9,704,851
Basic and diluted net loss per share	(0.01)	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. III

Condensed Statement of Cash Flows

For the Six Months Ended June 30, 2016

(unaudited)

Cash Flows from Operating Activities
Net loss	$(440,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash held in trust account, interest income available for taxes	(152,348)
Accrued interest income	(74,424)
Changes in operational assets and liabilities:
Prepaid expenses	(5,091)
Accounts payable and accrued expenses	116,516

Net decrease in cash and cash equivalents	(555,353)
Cash and cash equivalents, beginning of period	857,325
Cash and cash equivalents, end of period	$301,972

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

All activity through June 30, 2016 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and will remain such for up to five years. However, if the Company’s non-convertible debt issued within a three-year period or the Company’s total revenues exceed $1 billion or the market value of the Company’s shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, the Company would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, the Company has elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards.

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $302,000. The Company has also received a commitment from its Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and its independent board members, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha, to provide loans to the Company of up to $1,100,000 in the aggregate. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months. The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Note 2 – Significant Accounting Policies Basis of presentation

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 24, 2016.

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

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2016 and December 31, 2015, cash and cash equivalents (restricted) held in the Trust Account consisted of $325,000,000 in United States Treasury securities with an original maturity of three months or less. Cash and cash equivalents held in trust available for taxes consisted of $152,348 at June 30, 2016.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features cash conversion rights that are either within the control of the holder or subject to cash conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain cash conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2016 and December 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture (Note 5). Common stock subject to possible redemption have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2016 and December 31, 2015, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 13, 2015, the evaluation was performed for the 2015 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended June 30, 2016 or the period ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2016 through the date which these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, other than the fact that in July 2016, the Company paid approximately $126,000 of Delaware franchise taxes that were due. The tax payment was made using cash earned as interest income on the trust account balance.

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

At June 30, 2016 and December 31, 2015, there were 24,500,000 Warrants outstanding, which include 8,250,000 Founders’ Warrants.

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

As of June 30, 2016 and December 31, 2015, there are no shares of preferred stock issued or outstanding.

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

As of June 30, 2016 and December 31, 2015, 9,748,052 and 9,680,095 shares of common stock, respectively, were issued and outstanding, which excludes 30,876,948 and 30,944,905 shares subject to possible redemption, respectively.

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

For the three and six months ended June 30, 2016, we had a net loss of $94,652 and $440,006, respectively. We incurred operating expenses for the three and six months ended June 30, 2016 of $319,989 and $797,510, respectively. These costs consist mainly of professional and consulting fees, rent, and office administrative costs.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of approximately $302,000. In addition, we had $325,152,348 in cash and equivalents held in trust, of which $152,348 represents amounts available to be used for tax purposes. Additionally, we have $99,801 in accrued interest income to be used for tax purposes. The $325,000,000 of restricted funds is to be used for a business combination or to convert our common shares, in certain circumstances. Our activity from July 13, 2015 (inception) through October 19, 2015 was to prepare for our initial public offering. Since October 19, 2015 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account to fund our working capital requirements. However, there is no assurance that we will be able to successfully effect a business combination.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement, proceeds from which have been used to fund the search for a prospective target business. The Company currently has a cash position of approximately $302,000. The Company has also received a commitment from its Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and its independent board members, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha, to provide loans to the Company of up to $1,100,000 in the aggregate. These loans will be evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months. The Company’s sponsor, officers and directors or their affiliates may, but are not required to, loan the Company additional funds in any amount they deem reasonable at their discretion in the event the Company requires additional funds to complete a Business Combination.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through June 30, 2016, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $325.0 million (which includes approximately $11.4 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of June 30, 2016, the balance of the trust account was $325.0 million. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less. As of June 30, 2016, the effective annualized interest rate payable on our Treasury Bills was approximately 0.26%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Letter agreement dated May 9, 2016 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 9, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL ACQUISITION CORP. III

Date: August 9, 2016	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer
(Principal executive officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer
(Principal financial and accounting officer)

