Form 10-Q
period 2016-09-30
Capitol Acquisition Corp. III
filed 2016-11-10
CIK 1648955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

As of November 10, 2016, 40,625,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CAPITOL ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Capitol Acquisition Corp. III
Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$379,662	$857,325
Cash and cash equivalents held in trust account, interest income available for taxes	349,629	-
Accrued interest receivable held in trust account	120,759	25,377
Prepaid expenses	21,125	17,800
Total current assets	871,175	900,502
Cash and cash equivalents held in trust account, restricted	325,000,000	325,000,000
Total assets	$325,871,175	$325,900,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$135,216	$76,454
Notes payable to related parties	500,000	-
Total current liabilities	635,216	76,454
Deferred underwriting fee	11,375,000	11,375,000
Total liabilities	12,010,216	11,451,454

Commitments and Contingencies
Common stock, subject to possible redemption, 30,841,457 and 30,944,905 shares at redemption value at September 30, 2016 and December 31, 2015	308,860,958	309,449,047
Stockholders' equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 120,000,000 shares authorized; 9,783,543 and 9,680,095 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	980	969
Additional paid-in capital	5,703,615	5,115,537
Accumulated deficit	(704,594)	(116,505)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$325,871,175	$325,900,502

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. III

Condensed Statements of Operations (unaudited)

	Three months ended September 30, 2016	Nine months ended September 30, 2016	Period from July 13, 2015 (inception) through September 30, 2015
Operating costs	$(366,322)	$(1,163,832)	$(983)
Loss from operations	(366,322)	(1,163,832)	(983)
Other income and expense:
Interest income	218,239	575,743	-
Net loss	$(148,083)	$(588,089)	$(983)
Weighted average number of shares outstanding, basic and diluted	9,748,052	9,719,356	8,750,000
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

Capitol Acquisition Corp. III
Condensed Statements of Cash Flows (unaudited)

	For the nine months ended September 30, 2016	For the period from July 13, 2015 (inception) through September 30, 2015
Cash Flows from Operating Activities:
Net loss	$(588,089)	$(983)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash held in trust account, interest income available for taxes	(349,629)	-
Accrued interest income	(95,382)	-
Changes in operational assets and liabilities:
Prepaid expenses	(3,325)	-
Accounts payable and accrued expenses	58,762	-
Cash used in operating activities	(977,663)	(983)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	500,000	200,000
Proceeds from issuance of common stock to related parties	-	25,000
Payment of deferred offering costs	-	(224,017)
Net cash provided by financing activities	500,000	983
Net decrease in cash and cash equivalents	(477,663)	-
Cash and cash equivalents, beginning of period	857,325	-
Cash and cash equivalents, end of period	$379,662	$-

Supplemental disclosure of non-cash investing and financing activities:
Change in common stock subject to possible redemption	$588,089	-
Accrual of deferred offering costs	-	$60,004

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

All activity through September 30, 2016 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. On August 11, 2016, August 12, 2016 and August 15, 2016, the Company’s officers and directors (or their affiliates) loaned the Company an aggregate of $500,000. The Company currently has a cash position of approximately $380,000. The Company subsequently received new commitments (which commitments replaced and superseded certain prior commitments) from its Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and its independent board members, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha, to provide additional loans to the Company of up to $767,000 in the aggregate. The August 2016 loans, and any future ones that may be made by the Company’s officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 24, 2016, and quarterly report on Form 10-Q filed on August 9, 2016.

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

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016 and December 31, 2015, cash and cash equivalents (restricted) held in the Trust Account consisted of $325,000,000 in United States Treasury securities with an original maturity of three months or less. Cash and cash equivalents held in trust available for taxes consisted of $349,629 at September 30, 2016.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features cash conversion rights that are either within the control of the holder or subject to cash conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain cash conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2016 and December 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture (Note 5). Common stock subject to possible redemption has been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At September 30, 2016 and 2015, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended September 30, 2016 or the period ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2016 through the date which these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, other than the Company receiving new loan commitments (replacing and superseding certain prior commitments) of up to $767,000 in the aggregate from its officers and directors, as described in Note 1 above.

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

At September 30, 2016 and December 31, 2015, there were 24,500,000 Warrants outstanding, which include 8,250,000 Founders’ Warrants.

Note 4 – Commitments and Contingencies

During August 2016, the Company issued notes payable to certain shareholders which totaled $500,000.  These notes do not bear interest, and are repayable upon the consummation of the Company’s initial merger, capital stock exchange, asset acquisition, or other similar business combination.  Upon consummation of a business combination, the note holders have the option to convert their principal balances into warrants at a price of $1.00 per warrant.  The terms of these warrants will be identical to those of the founders’ warrants.

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

Note 5 – Stockholder Equity Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2016 and December 31, 2015, there are no shares of preferred stock issued or outstanding.

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

As of September 30, 2016 and December 31, 2015, 9,783,543 and 9,680,095 shares of common stock, respectively, were issued and outstanding, which excludes 30,841,457 and 30,944,905 shares subject to possible redemption, respectively.

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

Results of Operations

Our entire activity from inception up to the closing of our initial public offering on October 19, 2015 was in preparation for that event. Since the offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk- free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2016, we had a net loss of $148,083 and $588,089, respectively. We incurred operating expenses for the three and nine months ended September 30, 2016 of $366,322 and $1,163,832, respectively. Our operating expenses for the period from July 13, 2015 (inception) through September 30, 2015 were $983. These costs consist mainly of professional and consulting fees, rent, and office administrative costs.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of approximately $380,000. In addition, we had $325,349,629 in cash and equivalents held in trust, of which $349,629 represents amounts available to be used for tax purposes. Additionally, we have $120,759 in accrued interest income to be used for tax purposes. The $325,000,000 of restricted funds is to be used for a business combination or to convert our common shares, in certain circumstances.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. On August 11, 2016, August 12, 2016 and August 15, 2016, the Company’s officers and directors (or their affiliates) loaned the Company an aggregate of $500,000. The Company currently has a cash position of approximately $380,000. The Company subsequently received new commitments (which commitments replaced and superseded certain prior commitments) from its Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and its independent board members, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha, to provide additional loans to the Company of up to $767,000 in the aggregate. The August 2016 loans, and any future ones that may be made by the Company’s officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through September 30, 2016, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $325.0 million (which includes approximately $11.4 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of September 30, 2016, the balance of restricted cash and cash equivalents held in the trust account was $325.0 million. The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less. As of September 30, 2016, the effective annualized interest rate payable on our Treasury Bills was approximately 0.27%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of promissory note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 17, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL ACQUISITION CORP. III

Date: November 10, 2016	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)

