Form 10-K
period 2016-12-31
Capitol Acquisition Corp. III
filed 2017-03-10
CIK 1648955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $315,250,000 (based on the last sale price of the common stock on such date of $9.70).

As of March 10, 2017, there were 40,625,000 shares of common stock, $0.0001 par value per share, outstanding.

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

On October 19, 2015, we consummated the Offering of 32,500,000 units, including 2,500,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock. An aggregate of 500,000 founders’ shares were forfeited based on the amount of units sold pursuant to the overallotment. The shares of common stock and the warrants included in the units traded as a unit until December 6, 2015 when separate trading of common stock and warrants began. No fractional warrants were or will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing 30 days after we complete an initial business combination and terminating on the five-year anniversary of the completion of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $325,000,000.

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

Hidden Intrinsic Value. We are seeking situations where we are able to acquire target companies that have unseen value or other characteristics that have been disregarded by the marketplace. We intend to leverage the operational experience and financial acumen of our team to focus on unlocking value others may have overlooked, as a means to generate significant growth post-closing.

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

Management Expertise and Prior Blank Check Experience

We seek to capitalize on the extensive experience and significant contacts of our executive officers in consummating an initial business combination. Mark D. Ein, our Chief Executive Officer, has 25 years of private equity and venture capital investing experience, and L. Dyson Dryden, our President and Chief Financial Officer, has over 16 years of investment banking and investing experience.

Over the past nine years, Mr. Ein and Mr. Dryden have successfully executed two public acquisition vehicles.

Capitol Acquisition Corp., or Capitol I, was a special purpose acquisition company that completed its initial public offering in June 2007. Mr. Ein was the founder, Chairman and Chief Executive Officer of Capitol I. Capitol I completed its business combination with Two Harbors Investment Corp., or Two Harbors, a Maryland real estate investment trust, in October 2009. Two Harbors was a newly formed shell company established to focus on residential mortgage backed securities in partnership with Pine River Capital Management L.P. Mr. Ein played the lead role in Capitol I’s search for a target business and in consummating its business combination, including, among other things, assisting in identifying and evaluating numerous prospective target businesses, including the ultimate target, and the business plan presented by its control persons, and assisting in the solicitation of stockholder approval for such a transaction. While Mr. Ein did not evaluate the specific assets that Two Harbors anticipated acquiring prior to consummation of the business combination with Capitol I, nor has he evaluated the specific assets that Two Harbors has since acquired, Mr. Ein served as Vice-Chairman of the board of directors from October 2009 to May 2015. In addition, CLA Founders LLC, an entity controlled by Mr. Ein and for which he plays an active role, provided services as sub-manager to the manager of Two Harbors (PRCM Advisers LLC) pursuant to a Sub-Management Agreement that was entered into in connection with the transaction. Mr. Dryden served as Capitol I’s financial advisor throughout the search process and assisted with the execution of the Two Harbors transaction.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, advertisements or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus for our Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. Our management has experience in evaluating transactions, but will retain advisors as they deem necessary to assist them in their due diligence efforts. In no event, however, will any of our officers, directors or sponsors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is) other than the $10,000 monthly aggregate rent and administrative services fee, the payment of consulting or success fees (none of which payments will be made from the proceeds of the Offering held in the trust account prior to the completion of our initial business combination) and reimbursement of any out-of-pocket expenses. If we determine to enter into a business combination with a target business that is affiliated with our officers, directors or sponsors or their affiliates, we would do so only if such transaction is approved by a majority of our disinterested independent directors and we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

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

Stockholder Approval of Business Combination

In connection with any proposed business combination, we will seek stockholder approval of an initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid, subject to the limitations described herein. As of December 31, 2016, there was approximately $325,732,000 in the trust account (including approximately $165,000 of accrued interest and $567,000 in cash from interest earned available to pay taxes). We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

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

None of our officers, directors, sponsors or their affiliates has indicated any intention to purchase any units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders votes, or indicates an intention to vote, against such proposed business combination, our officers, directors, sponsors or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of common stock outstanding vote in favor of a proposed business combination and that we have at least $5,000,001 of net tangible assets upon consummation of such business combination where it appears that such requirements would otherwise not be met. All shares purchased by our sponsors, officers, directors or their affiliates would be voted in favor of the proposed business combination. No such arrangements currently exist.

Conversion Rights

In connection with any proposed initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the Offering. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of common stock sold in the Offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

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

If we are unable to complete an initial business combination, the per-share redemption price would be $10.00, without taking into account interest, if any, earned on the trust account. The per share redemption price includes the deferred commissions that would also be distributable to our public stockholders. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after twenty-four months from the date of our Offering, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

We are an early stage company with no operating history, and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results to date. Our business objective is to acquire an operating business; however, until such time as an operating business is acquired you will have no basis of evaluating the value of your investment. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

If the net proceeds of the offering not being held in trust are insufficient to allow us to operate, we may be unable to complete a business combination.

We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate at least until October 19, 2017, which is the date by which we have to complete a business combination, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the trust account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsors, officers or directors or their affiliates to operate or may be forced to liquidate. On August 11, 2016, August 12, 2016 and August 15, 2016, our officers and directors (or their affiliates) loaned us an aggregate of $500,000. On November 9, 2016, we received new commitments (which commitments replaced and superseded the prior commitments provided to us in May and August 2016) from our officers and directors to provide additional loans to us of up to $767,000 in the aggregate if needed. On February 7, 2017, our officers and directors (or their affiliates) loaned us an aggregate of $450,000. The loans, and any future ones that may be made by our officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants, at a price of $1.00 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination within the required time periods, our executive officers have agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than the $10.00 per share held in the trust account as of December 31, 2016, plus any additional interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least the $10.00 per share held in the trust account as of December 31, 2016.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until October 19, 2017. If we have not completed a business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of franchise and income taxes payable (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholder’s amounts owed to them by us.

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

Our securities are listed on the NASDAQ Stock Market LLC (“NASDAQ”), a national securities exchange. However, we cannot assure you that our securities will continue to be listed on NASDAQ in the future prior to an initial business combination. On January 3, 2017, we received a notice from NASDAQ stating that we failed to hold an annual meeting of stockholders within 12 months after our fiscal year ended December 31, 2015, as required by NASDAQ Listing Rules 5620(a) and 5810(c)(2)(G). We submitted a plan to regain compliance pursuant to the procedures set forth in the NASDAQ Listing Rules on February 16, 2017. On March 2, 2017, NASDAQ approved our plan and indicated that we now have until June 29, 2017 to regain compliance with the aforementioned rules by holding an annual meeting of shareholders by such date. We intend to hold an annual meeting in connection with any proposed business combination we submit to stockholders for approval. Failure to hold an annual meeting by such date could result in the delisting of our securities from NASDAQ. Additionally, in connection with our initial business combination, it is likely that NASDAQ will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

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

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until October 19, 2017 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsors, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in the prospectus for our Offering and in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the public shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not holders of our founders’ shares) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in the Offering. Accordingly, if you purchase more than 20% of the shares sold in the Offering and a proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following a business combination or that the market price of our shares of common stock will exceed the per-share conversion price.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require us in the future to have such system audited by an independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target may also not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

We currently maintain our principal executive offices at 509 7th Street, N.W., Washington, DC 20004 and maintain other offices as provided to us by our officers. The cost for this space is included in the $10,000 per-month aggregate fee Venturehouse Group, LLC and Dryden Capital Management, LLC charge us for office space and administrative services pursuant to a letter agreement between us and such entities. We believe, based on rents and fees for similar services in the D.C. metropolitan area, that the fee charged by Venturehouse Group, LLC and Dryden Capital Management, LLC to us is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

	Common Stock		Warrants		Units
Period	High	Low	High	Low	High	Low
2017:
First Quarter*	$10.05	$9.93	$1.20	$0.70	$10.99	$10.24

2016:
Fourth Quarter	$10.00	$9.80	$0.87	$0.63	$10.46	$10.10

Third Quarter	$10.00	$9.65	$0.70	$0.40	$10.85	$9.80

Second Quarter	$9.80	$9.62	$0.40	$0.32	$10.10	$9.74

First Quarter	$9.75	$9.40	$0.65	$0.30	$10.09	$9.56

2015:
Fourth Quarter**	$11.00	$5.98	$0.80	$0.25	$10.10	$9.22

* Through March 7, 2017.

** Trading commenced October 14, 2015 for our units and December 6, 2015 for our warrants and common stock.

Holders

As of March 7, 2017, there was one holder of record of our units, eight holders of record of our shares of common stock and six holders of record of our warrants. Management believes we have in excess of 300 beneficial holders of our securities.

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

Use of Proceeds

On October 19, 2015, we consummated the Offering of 32,500,000 units, including 2,500,000 units under the underwriters’ over-allotment option, with each unit consisting of one share of common stock and one half of one warrant, each whole warrant to purchase one share of common stock. The shares of common stock and the warrants included in the units traded as a unit until December 6, 2015 when separate trading of common stock and warrants began. No fractional warrants were or will be issued and only whole warrants will trade. Holders now have the option to continue to hold units or separate their units into the component pieces. Each whole warrant entitles its holder, upon exercise, to purchase one share of common stock for $11.50 subject to certain adjustments, during the period commencing 30 days after we complete an initial business combination and terminating on the five-year anniversary of the completion of our initial business combination. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $325,000,000. Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and Credit Suisse acted as the joint book-running managers of the Offering. The units sold in the offering were registered under the Securities Act of 1933 on registration statements on Form S-1 (No. 333-206693. The Securities and Exchange Commission declared the registration statement effective on October 13, 2015.

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

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2016.

Item 6.	Selected Financial Data.

The following table summarizes the relevant data for our business as of December 31, 2016 and should be read with our financial statements, which are included in this 10-K:

Income Statement Data:	2016	2015
Loss from operations	$(1,491,184)	$(141,984)
Net Loss	(653,234)	(116,505)

Cash Flow Data:
Net cash used in operating activities	$(1,385,822)	$(83,228)
Net cash provided (used in) investing activities	124,482	(325,000,000)
Net cash provided by financing activities	500,000	325,940,553

Balance Sheet Data:
Cash and cash equivalents	$95,985	$857,325
Cash and cash equivalents held in Trust Account	325,000,000	325,000,000
Total assets	325,859,105	325,900,502
Total Liabilities	12,063,291	11,451,454
Common stock subject to possible redemption	308,795,813	309,449,047
Total stockholders' equity	5,000,001	5,000,001

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the year ended December 31, 2016, we had a net loss of approximately $653,000, which consisted of operating expenses such as professional and consulting fees, rent, and office administrative costs of approximately $1,491,000 offset by interest income from our Trust Account of approximately $838,000.

For the period from July 13, 2015 (inception) through December 31, 2015, we had a net loss of approximately $116,500 representing formation and operating costs. These costs consisted mainly of professional and consulting fees, rent and office administrative costs. We incurred offering costs of approximately $834,000 with regard to the offering, which were netted against additional paid-in capital upon the consummation of the offering.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of approximately $96,000. In addition, we had (1) $325,000,000 in cash and equivalents held in trust for use in a business combination, (2) approximately $567,000 of cash from interest income in the trust account available for tax purposes, and (3) approximately $165,000 in accrued interest income earned to be used for tax purposes. The $325,000,000 of restricted funds is to be used for a business combination or to convert our common shares, in certain circumstances. Our activity from July 13, 2015 (inception) through October 19, 2015 was to prepare for our initial public offering. Since October 19, 2015 our efforts have been devoted to identifying an acquisition candidate. We intend to use the proceeds not held in the trust account to fund our working capital requirements. However, there is no assurance that we will be able to successfully effect a business combination.

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

We have experienced recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. On August 11, 2016, August 12, 2016 and August 15, 2016, our officers and directors (or their affiliates) loaned us an aggregate of $500,000. On November 9, 2016, we received new commitments (which commitments replaced and superseded the prior commitments provided to us in May and August 2016) from our officers and directors to provide additional loans to us of up to $767,000 in the aggregate when and if needed. Additionally, on February 7, 2017, our officers and directors (or their affiliates) loaned us an additional $450,000. These loans, and any future ones that may be made by our officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants. As of December 31, 2016, we had a cash position of approximately $96,000. Based on the foregoing, we believe we have sufficient cash to meet our needs until October 19, 2017 assuming a business combination is not completed in this time.

Related Party Transactions

We issued a $200,000 principal amount unsecured promissory note to an affiliate of our chief executive officer on July 13, 2015. The note was non-interest bearing and payable on the earlier to occur of (i) August 1, 2016, (ii) the consummation of the Offering or (iii) the abandonment of the Offering. The note was repaid in full on the closing of the Offering, along with other short-term advances of $80,000.

On August 11, 2016, August 12, 2016 and August 15, 2016, our officers and directors (or their affiliates) loaned us an aggregate of $500,000. On November 9, 2016, we received new commitments (which commitments replaced and superseded the prior commitments provided to us in May and August 2016) from our officers and directors to provide additional loans to us of up to $767,000 in the aggregate when and if needed. Additionally, on February 7, 2017, our officers and directors (or their affiliates) loaned us an additional $450,000. These loans, and any future ones that may be made by our officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2016.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, or long-term liabilities. We have a letter agreement with affiliates of our executive officers pursuant to which we pay a $10,000 per month fee for rent and administrative services.

Critical Accounting Policies

Our financial statements and the notes to our financial statements contain information that is pertinent to management’s discussion and analysis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results may vary from these estimates and assumptions under different and/or future circumstances. Management considers an accounting estimate to be critical if:

a.	it requires assumptions to be made that were uncertain at the time the estimate was made; and

b.	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s results of operations or financial condition.

The following critical accounting policies have been identified that affect the more significant judgments and estimates used in the preparation of the financial statements. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Audit Committee. The following critical accounting policies are not intended to be a comprehensive list of all of the Company’s accounting policies or estimates.

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

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on the Company’s financial position or results of operations.

Management does not believe that any recently issued accounting standards would have a material effect on future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $325.0 million (which includes approximately $11.4 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of December 31, 2016, there was approximately $325,732,000 in the trust account (including approximately $165,000 of accrued interest and $567,000 in cash from interest earned available to pay taxes). The proceeds held in trust are invested in United States Treasury Bills with a maturity of 180 days or less. As of December 31, 2016, the effective annualized interest rate payable on our Treasury Bills was approximately 0.36%. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The JOBS Act permits an emerging growth company such as us to take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. Among these provisions is an exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal control over financial reporting. We have elected to rely on this exemption and are not providing such an attestation from our auditors.

Changes in Internal Control Over Financial Reporting

For the quarter ended December 31, 2016 covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Mark D. Ein	52	Chairman, Chief Executive Officer and Director
L. Dyson Dryden	41	President, Chief Financial Officer, Treasurer, Secretary and Director
Richard C. Donaldson	57	Director
Piyush Sodha	58	Director
Lawrence Calcano	52	Director

Mark D. Ein has served as our Chairman, Chief Executive Officer and Director since our inception. Mr. Ein is an investor, entrepreneur and philanthropist, who has created, acquired, invested in and built a series of growth companies across a diverse set of industries over the course of his 25-year career. From August 2010 to July 2015, Mr. Ein was the Chairman of the Board, Chief Executive Officer, Treasurer and Secretary of Capitol II, a blank check company formed for substantially similar purposes as our company. Capitol II completed its business combination with Lindblad Expeditions, Inc. in July 2015. Since the closing of the business combination, Mr. Ein has continued to serve as the Chairman of the Board of Capitol II (now renamed Lindblad Expeditions Holdings, Inc.). From June 2007 to October 2009, Mr. Ein was the Chief Executive Officer and Director of Capitol I, a blank check company formed for substantially similar purposes as our company. Capitol I completed its business combination with Two Harbors Investment Corp., a Maryland real estate investment trust, in October 2009. From October 2009 to May 2015, Mr. Ein served as the Non-Executive Vice Chairman of Two Harbor’s board of directors. Mr. Ein is the Founder of Venturehouse Group, LLC, a holding company that creates, invests in and builds companies, and has served as its Chief Executive Officer since 1999. Venturehouse’s portfolio includes or has included the seed investment in Matrics Technologies in August 2000 (sold to Symbol Technologies in September 2004), the lead investment in the buyout of Cibernet Corporation from the CTIA in March 2003 (sold to MACH S.à.r.l. in April 2007), the acquisition of VSGi from Net2000 Communications, and an early investment in XM Satellite Radio. He has also been the President of Leland Investments Inc., a private investment firm, since 2005. Mr. Ein is Co-Chairman of Kastle Holding Company LLC, which through its subsidiaries conducts the business of Kastle Systems, LLC, a provider of building and office security systems that was acquired in January 2007. An entity owned by Mr. Ein is also the majority owner and managing member of Kastle Holding Company LLC. In 2008, Mr. Ein founded and is the owner of the Washington Kastles, the World Team Tennis franchise in Washington, D.C., that has won the league championship six times in its nine years in the league. Previously in his career, Mr. Ein worked for The Carlyle Group, Brentwood Associates, and Goldman, Sachs & Co. Mr. Ein is the Chairman of the Board of VSGi. Mr. Ein is also the Chairman of the Board of the District of Columbia Public Education Fund and Vice President of the board of directors of the United States Tennis Association and a member of the boards of The District of Columbia College Access Program (DC-CAP) and the International Tennis Hall of Fame. He was appointed by Mayor Vincent Gray to be a member of the D.C. Tax Revision Commission and also serves on the Executive Committee of the Federal City Council. Mr. Ein received a B.S. in Economics with a concentration in Finance from the University of Pennsylvania’s Wharton School of Finance and an M.B.A. from the Harvard Business School.

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

Richard C. Donaldson has served as a member of our Board of Directors since September 2015. Mr. Donaldson has been with Pillsbury Winthrop Shaw Pittman LLP, a global law firm, as an attorney since 1985, where he is a Partner, and has served as Pillsbury’s Chief Operating Officer since June 2006. As Chief Operating Officer, Mr. Donaldson oversees the finances, capital structure and operations of Pillsbury, with nearly 650 lawyers, $573 million in 2016 revenues and 20 offices across the United States and overseas. Mr. Donaldson serves on the Pillsbury Executive Team and served as a member of Pillsbury’s Board of Directors from May 2006 until May 2015. From September 2007 until its merger with Two Harbors in October 2009, Mr. Donaldson served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Donaldson also served as a member of the Board of Directors of Capitol II. Mr. Donaldson also serves on the Board of Directors of Arizona Cardinals Holdings, Inc. From June 2000 to August 2001, Mr. Donaldson served as Managing Director of Venturehouse Group and he has served as a member of its Board of Directors since June 2000. He previously served on the Board of Directors of Greater DC Cares and the Board of Directors of the Woolly Mammoth Theatre Company in Washington, D.C. Mr. Donaldson received a B.A. from Cornell University in 1982 and a J.D. from The University of Chicago Law School in 1985.

We believe Mr. Donaldson is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I and Capitol II.

Piyush Sodha has served as a member of our Board of Directors since September 2015. Mr. Sodha has served as the Chief Executive Officer and Co-Chairman of Kastle Systems, LLC since April 2008. Prior to joining Kastle Systems, Mr. Sodha was Chief Technical Officer and head of the Americas Region for MACH S.á.r.l., a leading global provider of clearing and settlement services for the mobile phone industry. He previously served as the Chairman and Chief Executive Officer of Cibernet Corporation which merged into MACH S.à.r.l. in April 2007. Prior to that, he was a General Manager and Vice President of Symbol Technologies, Inc., a company which acquired Matrics, Inc. Mr. Sodha had served as the Chairman and Chief Executive Officer of Matrics, Inc., which was a leading provider of RFID technology solutions and infrastructure products. From June 2007 until its merger with Two Harbors in October 2009, Mr. Sodha served as a member of the Board of Directors of Capitol I. From March 2013 until its merger with Lindblad Expeditions, Mr. Sodha also served as a member of the Board of Directors of Capitol II. Earlier in his career, Mr. Sodha had served as Chief Executive Officers of WirelessHome, NextLinx Corp and LCC International, a Nasdaq listed provider of integrated network design, implementation and optimization solutions for wireless voice and data communication networks which went public under his leadership in 1996. Mr. Sodha is currently a director of Orchestro, a data analytics company serving the retail industry. Mr. Sodha received a Bachelor of Science in Electrical Engineering from India Institute of Technology in New Delhi, India, a Master of Science in Electrical Engineering from Drexel University and an M.B.A. from Wharton Business School.

We believe Mr. Sodha is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience, and experience in Capitol I and Capitol II.

Lawrence Calcano has served as a member of our Board of Directors since September 2015. Mr. Calcano is the Chief Executive Officer of iCapital Network, which he joined in January 2014. Prior to iCapital Network, Mr. Calcano co-founded i1 Biometrics, a privately held information and technology company developing protection and performance products for the sports and military markets, in June 2012 and served as the company’s Chief Executive Officer from June 2012 to September 2013. From January 2010 to June 2012, Mr. Calcano served as Chairman and Chief Executive Officer of Bite Tech, Inc., a maker of protective and performance oriented oral devices for the athletic marketplace. Mr. Calcano served as a member of the Board of Directors of Capitol II from March 2013 until its merger with Lindblad Expeditions; Mr. Calcano also served as a member of the Board of Directors of Capitol I. From 1990 to June 2006, Mr. Calcano was affiliated with Goldman, Sachs & Co., most recently serving as the co-head of the Global Technology Banking Group of the Investment Banking Division, prior to which he headed the firm’s east coast technology group and was the co-Chief Operating Officer of the High Technology Department. From 1985 to 1988, Mr. Calcano was an analyst at Morgan Stanley. Mr. Calcano was named to the Forbes Midas List of the most influential people in venture capital in 2001 (the inaugural year), 2002, 2004, 2005 and 2006. Mr. Calcano received a B.A. from Holy Cross College, and attended the Amos Tuck School of Business at Dartmouth from 1988 to 1990, and graduated as a Tuck Scholar.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

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

Compensation Committee

Out Compensation Committee consists of Messrs. Donaldson, Calcano and Sodha, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

• reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 7, 2017 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Shares of Common Stock
Mark D. Ein	5,936,250	(2)	14.6%
L. Dyson Dryden	1,978,750	(3)	4.9%
Richard C. Donaldson	50,000	(4)	*
Lawrence Calcano	50,000	(4)	*
Piyush Sodha	50,000	(4)	*
Capitol Acquisition Management 3 LLC	5,936,250	(5)	14.6%
Capitol Acquisition Founder 3 LLC	1,978,750	(6)	4.9%
Davidson Kempner Partners	2,970,000	(7)	7.3%
TD Asset Management Inc.	2,946,600	(8)	7.3%
BlueMountain Capital Management, LLC	2,750,000	(9)	6.8%
All directors and executive officers as a group (five individuals)	8,065,000		19.9%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 509 7th Street, N.W., Washington, D.C. 20004.

(2)	Represents shares held by Capitol Acquisition Management 3 LLC, of which Leland Investments Inc., an entity controlled by Mr. Ein, is the sole member. Does not include an aggregate of 45,000 shares held by two individuals that it may receive in the event such shares do not vest in accordance with restricted stock agreements between such individuals and Capitol Acquisition Management 3 LLC.

(3)	Represents shares held by Capitol Acquisition Founder 3 LLC, an entity controlled by Mr. Dryden. Does not include an aggregate of 15,000 shares held by two individuals that it may receive in the event such shares do not vest in accordance with restricted stock agreements between such individuals and Capitol Acquisition Founder 3 LLC.

(4)	Does not include 200,000 shares issuable upon exercise of founders’ warrants that are not exercisable.

(5)	Does not include 5,737,500 shares issuable upon exercise of founders’ warrants held by Capitol Acquisition Management 3 LLC that are not exercisable.

(6)	Does not include 1,912,500 shares issuable upon exercise of founders’ warrants held by Capitol Acquisition Founder 3 LLC that are not exercisable.

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

(8)	The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2. Excludes 1,600 shares held by TDAM USA Inc. Information derived from a Schedule 13G filed on February 10, 2017.

(9)	The business address of BlueMountain Capital Management, LLC is 280 Park Avenue, 12th Floor, New York, New York 10017. Information derived from a Schedule 13G/A filed on February 13, 2017.

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

If necessary, in order to meet our working capital needs, our sponsors, officers and directors may loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. On August 11, 2016, August 12, 2016 and August 15, 2016, our officers and directors (or their affiliates) loaned us an aggregate of $500,000. On November 9, 2016, we received new commitments (which commitments replaced and superseded the prior commitments provided to us in May and August 2016) from our officers and directors to provide additional loans to us of up to $767,000 in the aggregate when and if needed. On February 7, 2017, our officer and directors (or their affiliates) loaned us an aggregate of $450,000. These loans, and any future ones that may be made by our officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants. The warrants would be identical to the founders’ warrants. If we do not complete a business combination, the loans will be forgiven.

Equity Compensation Plans

As of December 31, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

In order to meet our working capital needs, our sponsors, officers and directors may loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. On August 11, 2016, August 12, 2016 and August 15, 2016, our officers and directors (or their affiliates) loaned us an aggregate of $500,000. On November 9, 2016, we received new commitments (which commitments replaced and superseded the prior commitments provided to us in May and August 2016) from our officers and directors to provide additional loans to us of up to $767,000 in the aggregate when and if needed. On February 7, 2017, our officers and director (or their affiliates) loaned us an aggregate of $450,000. These loans, and any future ones that may be made by our officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a business combination or up to $1,500,000 of the notes may be converted into warrants. The warrants would be identical to the founders’ warrants. If we do not complete a business combination, the loans will be forgiven.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. We currently do not anticipate entering into a business combination with an entity affiliated with any of our initial shareholders. We do not intend to pursue a business combination with any company that is a portfolio company of, or otherwise affiliated with, or has received financial investment from, an entity with which our existing shareholders, executive officers or directors are affiliated. However, if circumstances change and we decide to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that is a member of FINRA that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our sponsors, existing officers, directors or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination, other than the $10,000 office space and administrative services fee, consulting or success fees in connection with consummating a business combination (none of which payments will be made from the proceeds of the Offering held in the trust account prior to the completion of our initial business combination) and reimbursement of any out-of-pocket expenses.

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

Audit Fees

During the fiscal years ended December 31, 2015 and 2016, audit fees for our independent registered public accounting firm were $73,648 and $58,195, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2015 and 2016, audit-related fees for our independent registered public accounting firm were $0 and $0, respectively.

Tax Fees

During the fiscal years ended December 31, 2015 and 2016, fees for tax services were $0 and $0, respectively.

All Other Fees

During the fiscal years ended December 31, 2015 and 2016, fees for other services were $0 and $0, respectively.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	The following exhibits are filed as part of this Form 10-K:

Exhibit No.	Description	Included	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	By Reference	8-K	October 15, 2015
3.2	Bylaws.	By Reference	S-1/A	September 17, 2015
4.1	Specimen Unit Certificate.	By Reference	S-1/A	September 17, 2015
4.2	Specimen Common Stock Certificate.	By Reference	S-1/A	September 17, 2015
4.3	Specimen Warrant Certificate.	By Reference	S-1/A	October 7, 2015
4.4	Warrant Agreement.	By Reference	8-K	October 15, 2015
10.1	Letter Agreement signed by each of Capitol Acquisition Management 3 LLC and Mark D. Ein.	By Reference	8-K	October 15, 2015
10.2	Letter Agreement signed by each of Capitol Acquisition Founder 3 LLC and L. Dyson Dryden.	By Reference	8-K	October 15, 2015
10.3	Form of Letter Agreement signed by each of Lawrence Calcano, Piyush Soda and Richard C. Donaldson.	By Reference	8-K	October 15, 2015
10.4	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.	By Reference	8-K	October 15, 2015
10.5	Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and each of Capitol Acquisition Management 3 LLC, Capitol Acquisition Founder 3 LLC, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha.	By Reference	8-K	October 15, 2015
10.6	Registration Rights Agreement among the Company and each of Capitol Acquisition Management 3 LLC, Capitol Acquisition Founder 3 LLC, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha.	By Reference	8-K	October 15, 2015
10.7	Administrative Services Agreement between the Company, Venturehouse Group, LLC and Dryden Capital Management, LLC.	By Reference	8-K	October 15, 2015
10.8	Form of Subscription Agreement for founders’ warrants.	By Reference	S-1/A	September 17, 2015
10.9	Form of promissory note issued to officers and directors	By Reference	8-K	August 17, 2016
10.10	Form of commitment letter	By Reference	8-K	November 10, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of March, 2017.

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

Name	Title	Date

/s/ Mark D. Ein	Chairman, Chief Executive Officer, Treasurer, Secretary and Director (Principal Executive Officer)	March 10, 2017
Mark D. Ein

/s/ L. Dyson Dryden	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2017
L. Dyson Dryden

/s/ Lawrence Calcano	Director	March 10, 2017
Lawrence Calcano

/s/ Richard C. Donaldson	Director	March 10, 2017
Richard C. Donaldson

/s/ Piyush Sodha	Director	March 10, 2017
Piyush Sodha

Capitol Acquisition Corp. III

INDEX TO FINANCIAL STATEMENTS

Page
Audited Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
Balance Sheets as of December 31, 2016 and 2015	F-2
Statements of Operations for the year ended December 31, 2016 and for the Period from July 13, 2015 (inception) through December 31, 2015	F-3
Statement of Changes in Stockholders’ Equity for the year ended December 31, 2016 and for the Period from July 13, 2015 (inception) through December 31, 2015	F-4
Statements of Cash Flows for the year ended December 31, 2016. and for the Period from July 13, 2015 (inception) through December 31, 2015	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Capitol Acquisition Corp. III

We have audited the accompanying balance sheets of Capitol Acquisition Corp. III (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2016 and for the period from July 13, 2015 (inception) through December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capitol Acquisition Corp. III, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and the period from July 13, 2015 (inception) through December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/Marcum LLP

Marcum llp

New York, NY
March 10, 2017

PART I - FINANCIAL INFORMATION

Capitol Acquisition Corp. III
Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$95,985	$857,325
Cash and cash equivalents held in trust account, interest income available for taxes	567,469	-
Accrued interest receivable held in trust account	165,126	25,377
Prepaid expenses	30,525	17,800
Total current assets	859,105	900,502
Cash and cash equivalents held in trust account, restricted	325,000,000	325,000,000
Total assets	$325,859,105	$325,900,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$188,291	$76,454
Long-term liabilities
Notes payable to related parties	500,000	-
Deferred underwriting fee	11,375,000	11,375,000
Total liabilities	12,063,291	11,451,454

Commitments and Contingencies
Common stock, subject to possible redemption, 30,810,131 and 30,944,905 shares at redemption value at December 31, 2016 and December 31, 2015	308,795,813	309,449,047
Stockholders’ equity:
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 120,000,000 shares authorized; 9,814,869 and 9,680,095 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	981	969
Additional paid-in capital	5,768,759	5,115,537
Accumulated deficit	(769,739)	(116,505)
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$325,859,105	$325,900,502

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III

Statements of Operations

	Year ended December 31, 2016	Period from July 13, 2015 (inception) through December 31, 2015
Operating costs	$(1,491,184)	$(141,984)
Loss from operations	(1,491,184)	(141,984)
Other income and expense:
Interest income	837,950	25,479
Net loss	$(653,234)	$(116,505)
Weighted average number of shares outstanding, basic and diluted	9,735,456	9,098,268
Basic and diluted net loss per share	$(0.07)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Capital Acquisition Corp. III

Statement of Changes in Stockholders’ Equity

For the Period from July 13, 2015 (Inception) Through December 31, 2016

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Common stock issued to initial stockholders	10,062,500	$1,006	$23,994	$-	$25,000
Contribution of sponsors’ shares for no consideration	(1,437,500)	(143)	143	-	-
Sale of 32,500,000 units, net underwriters’ discount and offering expenses	32,500,000	3,250	306,287,303	-	306,290,553
Proceeds from issuance of sponsors’ warrants, at $1 per warrant	-	-	8,250,000	-	8,250,000
Forfeiture of initial stockholders’ shares pursuant to partial exercise of underwriters’ overallotment	(500,000)	(50)	50	-	-
Shares subject to possible redemption	(30,944,905)	(3,094)	(309,445,953)	-	(309,449,047)
Net loss	-	-	-	(116,505)	(116,505)
Balance, December 31, 2015	9,680,095	969	5,115,537	(116,505)	5,000,001
Shares subject to possible redemption	134,774	12	653,222	-	653,234
Net Loss	-	-	-	(653,234)	(653,234)
Balance, December 31, 2016	9,814,869	$981	$5,768,759	$(769,739)	$5,000,001

The accompanying notes are an integral part of these financial statements.

Capitol Acquisition Corp. III
Statements of Cash Flows

	Year Ended December 31, 2016	For the period from July 13, 2015 (inception) through December 31, 2015
Cash Flows from Operating Activities:
Net loss	$(653,234)	$(116,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash held in trust account, interest income available for taxes	(691,951)	-
Accrued interest income	(139,749)	(25,377)
Changes in operational assets and liabilities:
Prepaid expenses	(12,725)	(17,800)
Accounts payable and accrued expenses	111,837	76,454
Net cash used in operating activities	(1,385,822)	(83,228)
Cash Flows from Investing Activities:
Proceeds released from Trust	124,482	-
Cash held in Trust Activity	-	(325,000,000)
Net cash provided (used in) investment activities	124,482	(325,000,000)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	500,000	280,000
Repayments of notes payable to related parties	-	(280,000)
Proceeds from issuance of common stock to initial stockholders	-	25,000
Proceeds from sale of Units, net underwriter commissions paid	-	317,665,553
Proceeds from issuance of Sponsors' warrants	-	8,250,000
Net cash provided by financing activities	500,000	325,940,553
Net (Decrease) Increase in cash and cash equivalents	(761,340)	857,325
Cash and cash equivalents, beginning of period	857,325	-
Cash and cash equivalents, end of period	$95,985	$857,325

Supplemental disclosure of non-cash investing and financing activities:
Initial value of common stock subject to redemption	$-	$309,564,545
Change in value of common stock subject to redemption	$(653,234)	$(115,498)
Deferred underwriter fee	$-	$11,375,000

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

All activity through December 31, 2016 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

Upon the closing of the Offering, $325,000,000 ($10.00 per Unit sold in the Offering), including the proceeds of the private placement of the Founders’ Warrants was placed in a trust account (“Trust Account”) and may be invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act until the earlier of (i) the consummation of the Company’s first Business Combination and (ii) the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s executive officers have agreed that they will be liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise.

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

If the Company is unable to complete its initial business combination, the per-share conversion price for common stock would be $10.00, without taking into account any interest, if any, earned on the trust account. The proceeds deposited in the Trust Account could, however, become subject to claims of the Company’s creditors that are in preference to the claims of the Company’s stockholders. In addition, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against it that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in its bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s common stockholders. Therefore, the actual per-share redemption price may be less than $10.00.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. On August 11, 2016, August 12, 2016 and August 15, 2016, the Company’s officers and directors (or their affiliates) loaned the Company an aggregate of $500,000. The Company currently has a cash position of approximately $96,000. The Company also received new commitments (which commitments replaced and superseded certain prior commitments) from its Chief Executive Officer, Mark D. Ein, its President and Chief Financial Officer, L. Dyson Dryden, and its independent board members, Lawrence Calcano, Richard C. Donaldson and Piyush Sodha, to provide additional loans to the Company of up to $767,000 in the aggregate. On February 7, 2017, our officers and directors (or their affiliates) loaned us an aggregate of $450,000. The August 2016 loans and the February 2017 loans, as well as any future ones that may be made by the Company’s officers and directors (or their affiliates), are, and will be, evidenced by notes and would either be repaid upon the consummation of a Business Combination or up to $1,500,000 of the notes may be converted into warrants. Based on the foregoing, the Company believes it has sufficient cash to meet its needs for the next twelve months.

Note 2 – Significant Accounting Policies

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with major financial institutions.

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016 and December 31, 2015, cash and cash equivalents (restricted) held in the Trust Account consisted of $325,000,000 in United States Treasury securities with an original maturity of three months or less. Cash and cash equivalents held in trust available for taxes consisted of $567,469 at December 31, 2016.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Offering Costs

Offering costs consist principally of legal, accounting and underwriting costs incurred through the balance sheet date that are directly related to the Offering. Offering costs approximately to $18.7 million were charged to stockholder’s equity upon completion of the Offering.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features cash conversion rights that are either within the control of the holder or subject to cash conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain cash conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2016 and December 31, 2015, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the year ended December 31, 2016 or the period ended December 31, 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company has adopted the methodologies prescribed by ASU 2014-15. The adoption of ASU 2014-15 had no material effect on the Company’s financial position or results of operations.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2016 through the date which these financial statements were issued. Based upon the review, management noted that on February 7, 2017, the Company issued notes payable to its officers and directors (or their affiliates) which totaled $450,000. These notes do not bear interest, and are repayable upon the consummation of the Company’s initial merger, capital stock exchange, asset acquisition, or other similar business combination. Upon consummation of a business combination, the note holders have the option to convert up to $1,500,000 of aggregate principal balances into warrants at a price of $1.00 per warrant. The terms of these warrants will be identical to those of the founders’ warrants.

On January 3, 2017, we received a notice from NASDAQ stating that we failed to hold an annual meeting of stockholders within 12 months after our fiscal year ended December 31, 2015, as required by NASDAQ Listing Rules 5620(a) and 5810(c)(2)(G). We submitted a plan to regain compliance pursuant to the procedures set forth in the NASDAQ Listing Rules on February 16, 2017. On March 2, 2017, NASDAQ approved our plan and indicated that we now have until June 29, 2017 to regain compliance with the aforementioned rules by holding an annual meeting of shareholders by such date. We intend to hold an annual meeting in connection with any proposed business combination we submit to stockholders for approval. Failure to hold an annual meeting by such date could result in the delisting of our securities from NASDAQ.

Other than the matter noted in the preceding two paragraphs, management did not identify any recognized or non-recognized subsequent events that would have required further adjustment or disclosure in the financial statements.

Note 3 – Initial Public Offering and Founders’ Warrants

In connection with the Offering, on October 19, 2015, the Company sold 32,500,000 Units at $10.00 per Unit (including 2,500,000 Units subject to the underwriters’ over-allotment option. Each unit consists of one share of common stock in the Company and one half of one Warrant of the Company (“Warrants”). Each whole Warrant entitles the holder to purchase one share of common stock at a price of $11.50 commencing on the later of 30 days after the Company’s completion of a Business Combination or October 19, 2016 and expiring five years from the completion of a Business Combination. The Company may redeem the Warrants at a price of $0.01 per Warrant upon 30 days’ notice, only in the event that the last sale price of the shares of common stock is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require all holders that wish to exercise their Warrants to do so on a “cashless basis.” No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Warrants is not effective within 90 days following the consummation of an initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their Warrants on a cashless basis. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants.

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

At December 31, 2016 and December 31, 2015, there were 24,500,000 Warrants outstanding, which include 8,250,000 Founders’ Warrants.

Note 4 – Related Parties

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

Note 5 – Commitments and Contingencies

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

The Company entered into three consulting arrangements for services to help identify and introduce the Company to potential targets and provide assistance with due diligence, deal structuring, documentation and obtaining stockholder approval for a business combination. These agreements provide for an aggregate annual fee of $550,000 and success fee of $1,125,000 upon the consummation of a business combination.

Note 6 – Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2016 and December 31, 2015, there are no shares of preferred stock issued or outstanding.

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

As of December 31, 2016 and December 31, 2015, 9,814,869 and 9,680,095 shares of common stock, respectively, were issued and outstanding, which excludes 30,810,131 and 30,944,905 shares subject to possible redemption, respectively.

Note 7 – Income Taxes

For the year ended December 31, 2016 and the period from July 13, 2015 (inception) through December 31, 2015 there are no provisions for income taxes or corporate taxes payable due to the net operating losses incurred in each year.

Deferred income tax assets of $260,000 (2016) and $40,000 (2015) are primarily comprised of net operating loss carryforwards. The deferred tax benefits recorded in each year of $220,000 (2016) and $40,000 (2015) were offset by corresponding equal amounts of changes in the valuation allowance.

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has approximately $766,000 in net operating losses that expire through 2036 and if realized would have a tax benefit approximately $260,000. The Company has recorded a full valuation allowance against this deferred tax benefit since the Company believes it is more likely than not to that the Company will not utilize the losses in the future, and accordingly it has not been recorded as a deferred tax asset.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax rate to income from continuing operations before provision for income taxes is as follows:

	Year Ended December 31, 2016	Period from July 13, 2015 (inception) through December 31, 2015
Tax provision at statutory rate	(34%)	(34%)
State and local taxes (net of federal tax benefit)	-	-
Effect of valuation allowance on deferred tax asset	34%	34%

Effective tax rate	0%	0%

Note 8 – Summarized Quarterly Data (unaudited)

Following is a summary of the quarterly results of operations for the year ended December 31, 2016.

	For the three months ended March 31, 2016	For the three months ended June 30, 2016	For the three months ended September 30, 2016	For the three months ended December 31, 2016
Operating costs	$(477,521)	$(319,989)	$(366,322)	$(327,352)
Loss from operations	$(477,521)	$(319,989)	$(366,322)	$(327,352)
Interest income	$132,167	$225,337	$218,239	$262,207
Net loss	$(345,354)	$(94,652)	$(148,083)	$(65,145)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	9,680,095	9,729,607	9,748,052	9,783,543
Basic and diluted net income (loss) per Share	$(0.04)	$(0.01)	$(0.02)	$(0.01)

Following is a summary of the quarterly results of operations for the period from July 13, 2015 (inception) through ended December 31, 2015.

	Period from July 13, 2015 (inception) through September 30, 2015	For the three months ended December 31, 2015
Formation and operating costs	$(983)	$(141,001)
Loss from operations	(983)	(141,001)
Interest income	-	25,479
Net loss	$(983)	$(115,522)
Weighted average number of common shares outstanding, excluding shares subjected to possible conversions-basic and diluted	8,750,000	8,433,123
Basic and diluted net income (loss) per Share	$-	$(0.01)

