Form 10-Q
period 2017-03-31
Capitol Acquisition Corp. III
filed 2017-05-08
CIK 1648955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

(202) 654-7060

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 8, 2017, 40,625,000 ordinary shares, par value $0.0001 per share, were issued and outstanding.

CAPITOL ACQUISITION CORP. III

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Capitol Acquisition Corp. III and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$274,005	$95,985
Cash and cash equivalents held in trust account, interest income available for taxes	728,968	567,469
Accrued interest receivable held in trust account	190,900	165,126
Prepaid expenses	122,475	30,525
Total current assets	1,316,348	859,105
Cash and cash equivalents held in trust account, restricted	325,000,000	325,000,000
Total assets	$326,316,348	$325,859,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$362,072	$188,291
Long term liabilities
Notes payable to related parties	950,000	500,000
Deferred underwriting fee	11,375,000	11,375,000
Total liabilities	12,687,072	12,063,291

Commitments and contingencies
Common stock, subject to possible redemption, 30,775,821 and 30,810,131 shares at redemption value at March 31, 2017 and December 31, 2016, respectively	308,629,275	308,795,813
Stockholders' equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 120,000,000 shares authorized; 9,849,179 and 9,814,869 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	985	981
Additional paid-in capital	5,935,293	5,768,759
Accumulated deficit	(936,277)	(769,739)
Total stockholders' equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$326,316,348	$325,859,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

Capitol Acquisition Corp. III and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

	Three months ended March 31, 2017	Three months ended March 31, 2016
Operating costs	$(506,356)	$(477,521)
Loss from operations	(506,356)	(477,521)
Other income and expense:
Interest income	339,818	132,167
Net loss	$(166,538)	$(345,354)
Weighted average number of shares outstanding, basic and diluted	9,814,869	9,680,095
Basic and diluted net loss per share	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Capitol Acquisition Corp. III and Subsidiaries
Condensed Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(166,538)	$(345,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Cash held in trust account, interest income available for taxes	(314,043)	(55,085)
Accrued interest income	(25,774)	(77,082)
Changes in operational assets and liabilities:
Prepaid expenses	(91,950)	(8,258)
Accounts payable and accrued expenses	173,781	96,493
Net cash used in operating activities	(424,524)	(389,286)
Cash Flows from Investing Activities:
Interest released from trust	152,544	-
Net cash provided by investment activities	152,544	-
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	450,000	-
Net cash provided by financing activities	450,000	-
Net increase (decrease) in cash and cash equivalents	178,020	(389,286)
Cash and cash equivalents, beginning of period	95,985	857,325
Cash and cash equivalents, end of period	$274,005	$468,039

Supplemental disclosure of non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(166,538)	$(345,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITOL ACQUISITION CORP. III
NOTES TO FINANCIAL STATEMENTS

Note 1 – Organization, Plan of Business Operations and Liquidity

Capitol Acquisition Corp. III (the “Company”) was incorporated in Delaware on July 13, 2015 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). In connection with the Transactions (defined below), the Company formed Capitol Acquisition Holding Company Ltd. (“Holdings”) as a direct wholly-owned subsidiary and Capitol Acquisition Merger Sub, Inc. (“Merger Sub”) as a wholly-owned subsidiary of Holdings. Holdings was incorporated under the laws of the Cayman Islands as an exempted company on March 9, 2017. Merger Sub was incorporated under the laws of Delaware as a corporation on March 9, 2017.

All activity through March 31, 2017 relates to the Company’s formation, initial public offering (“Offering”) and identifying and investigating prospective target businesses with which to consummate a Business Combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the Founders’ Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to effect a Business Combination successfully.

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

On March 19, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Capitol Acquisition Holding Company Ltd., an exempted company incorporated in the Cayman Islands with limited liability and wholly-owned subsidiary of the Company (“Holdings”), Capitol Acquisition Merger Sub, Inc., a Delaware limited liability company and wholly-owned subsidiary of Holdings (“Merger Sub”), Canyon Holdings (Cayman) L.P., a Cayman Islands exempted limited partnership (“Cision Owner”), and Canyon Holdings S.a r.l., a Luxembourg private limited liability company (société à responsabilité limitée), having its registered office at 6D, L-2633 Senningerberg, Grand Duchy of Luxembourg and registered with the RCS under number B 184599 (“Cision”). The Merger Agreement provides for a Business Combination between the Company and Cision pursuant to which, among other things, (i) Cision Owner will contribute to Holdings all of the share capital and convertible preferred equity certificates in Cision in exchange for the issuance of 82,100,000 ordinary shares of Holdings and warrants to purchase 2,000,000 Ordinary Shares of Holdings (in each case, subject to certain adjustments), plus the right to receive up to 6,000,000 ordinary shares in the future if certain price targets are met (the “Contribution and Exchange”), (ii) The Sponsors of Capitol will forfeit 1,600,000 shares of Capitol and warrants to purchase 2,000,000 shares of Capitol at closing of the Transactions (in each case, subject to certain adjustments), and (iii) Merger Sub will be merged with and into the Company with the Company being the surviving corporation in the merger (the “Merger,” together with the Contribution and Exchange and other transactions contemplated by the Merger Agreement, the “Transactions”). The Merger Agreement provides that Cision is not required to consummate the Transactions if immediately prior to the consummation of the Transactions, Capitol does not have at least $225,000,000 of cash available to be released from the trust account after giving effect to payment of amounts that Capitol will be required to pay to converting stockholders upon consummation of the Transactions and certain other fees and expenses. If Cision does not waive its termination right and Capitol has less than the required amount in trust, the Transactions will not be consummated. The Transactions are expected to be consummated promptly after the required approval by the stockholders of the Company and the fulfillment of certain other conditions.

The Business Combination will be accounted for as a ‘‘reverse merger’’ in accordance with U.S. GAAP. Under this method of accounting Capitol will be treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on Cision comprising the ongoing operations of the combined entity, Cision’s senior management comprising the majority of the senior management of the combined company, and current shareholders of Cision having a majority of the voting power of the combined entity. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Cision issuing stock for the net assets of Capitol, accompanied by a recapitalization. The net assets of Capitol will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Cision.

The Company is required to seek shareholder approval of the foregoing Business Combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the shares of common stock sold in the Offering without the Company’s prior written consent. The Company will proceed with the Business Combination only if it has net tangible assets of at least $5 million upon consummation of the Business Combination and a majority of the outstanding shares of common stock of the Company voted are voted in favor of the Business Combination. In connection with the shareholder vote required to approve the Business Combination, the Sponsors and any other initial shareholders of the Company (collectively, the “Initial Stockholders”) have agreed (i) to vote any of their respective shares in favor of the initial Business Combination and (ii) not to convert any of their respective shares.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. On August 11, 2016, August 12, 2016 and August 15, 2016, the Company’s officers and directors (or their affiliates) loaned the Company an aggregate of $500,000. On February 7, 2017, the Company’s officers and directors (or their affiliates) loaned the Company an additional aggregate of $450,000. The Company had a cash position of approximately $274,000 as of March 31, 2017. On April 20, 2017, the Company’s officers and directors (or their affiliates) loaned the Company a further $400,000 in aggregate. The August 2016, February 2017 and April 2017 loans, and any future ones that may be made by the Company’s officers and directors (or their affiliates), are, and will be, evidenced by notes and will be repaid upon the consummation of a Business Combination. The terms of the August 2016 and February 2017 loans state that they may be converted into warrants but in connection with the Transactions, the note holders have agreed not to convert the loans into warrants. Additionally, the Company has received new commitments from its Chief Executive Officer, Mark D. Ein, and its President and Chief Financial Officer, L. Dyson Dryden, to provide additional loans to the company of up to $175,000 in the aggregate. Based on the foregoing, the Company believes it has sufficient cash to meet its needs through October 19, 2017.

Note 2 – Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Holdings and Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K filed on March 10, 2017.

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

Cash and Cash Equivalents Held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017 and December 31, 2016, cash and cash equivalents (restricted) held in the Trust Account consisted of $325,000,000 in United States Treasury securities with an original maturity of three months or less. Cash and cash equivalents held in trust available for taxes consisted of $728,968 at March 31, 2017.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory conversion is classified as a liability instrument and is measured at fair value. Conditionally convertible common stock (including common stock that features cash conversion rights that are either within the control of the holder or subject to cash conversion upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain cash conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2017 and December 31, 2016, the common stock subject to possible conversion is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Loss Per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture (Note 5). Common stock subject to possible redemption has been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At March 31, 2017 and 2016, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. The Company has not considered the effect of warrants to purchase shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim period disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on July 13, 2015, the evaluation was performed for the 2015 and 2016 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the three months ended March 31, 2017 or the period ended December 31, 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2017 through the date which these financial statements were issued. On April 20, 2017, the Company issued notes payable to its officers and directors (or their affiliates) which totaled $400,000.  These notes do not bear interest, and are repayable upon the consummation of the Company’s initial merger, capital stock exchange, asset acquisition, or other similar business combination.

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

Simultaneously with the consummation of the Offering, the Company consummated the Private Placement of 8,250,000 Founders’ Warrants at a price of $1.00 per warrant to the Sponsors. The Founders’ Warrants are identical to the Warrants included in the Units sold in the Offering except that the Founders’ Warrants: (i) are not redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, as described in the registration statement relating to the Offering, so long as they are held by the initial purchasers or any of their permitted transferees. Additionally, the purchasers have agreed not to transfer, assign or sell any of the Founders’ Warrants, including the common stock issuable upon exercise of the Founders’ Warrants (except to certain permitted transferees), until 30 days after the completion of the Company’s initial Business Combination. In connection with the Transactions, the purchasers have agreed to contribute an aggregate of 2,000,000 Founders’ Warrants to the Company for cancellation upon closing of such Transactions.

At March 31, 2017 and December 31, 2016, there were 24,500,000 Warrants outstanding, which include 8,250,000 Founders’ Warrants.

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

Note 5 – Promissory Notes Payable

During August 2016 and February 2017, the Company issued notes payable to certain shareholders which totaled $950,000.  These notes do not bear interest, and are repayable upon the consummation of the Company’s initial merger, capital stock exchange, asset acquisition, or other similar business combination.  The terms of these notes state that upon consummation of a Business Combination, the note holders have the option to convert their principal balances into warrants at a price of $1.00 per warrant.  The terms of these warrants will be identical to those of the founders’ warrants. However, in connection with the Transactions, the note holders have agreed not to convert the loans into warrants.

Note 6 – Stockholder Equity

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2017 and December 31, 2016, there are no shares of preferred stock issued or outstanding.

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

As of March 31, 2017 and December 31, 2016, 9,849,179 and 9,814,869 shares of common stock, respectively, were issued and outstanding, which excludes 30,775,821 and 30,810,131 shares subject to possible redemption, respectively.

Item 2. Management’s Discussion and Analysis

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

Overview

We are a blank check company in the development stage, formed on July 13, 2015 to acquire, through a merger, share exchange, asset acquisition, stock purchase, plan of arrangement, recapitalization, reorganization or other similar business combination, one or more businesses or entities. In connection with the Transactions (defined below), we formed Capitol Acquisition Holding Company Ltd. (“Holdings”) as a direct wholly-owned subsidiary and Capitol Acquisition Merger Sub, Inc. (“Merger Sub”) as a wholly-owned subsidiary of Holdings. Holdings was incorporated under the laws of the Cayman Islands as an exempted company on March 9, 2017. Merger Sub was incorporated under the laws of Delaware as a corporation on March 9, 2017.

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

On March 19, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Capitol Acquisition Holding Company Ltd., an exempted company incorporated in the Cayman Islands with limited liability and our wholly-owned subsidiary (“Holdings”), Capitol Acquisition Merger Sub, Inc., a Delaware limited liability company and wholly-owned subsidiary of Holdings (“Merger Sub”), Canyon Holdings (Cayman) L.P., a Cayman Islands exempted limited partnership (“Cision Owner”), and Canyon Holdings S.a r.l., a Luxembourg private limited liability company (société à responsabilité limitée), having its registered office at 6D, L-2633 Senningerberg, Grand Duchy of Luxembourg and registered with the RCS under number B 184599 (“Cision”). The Merger Agreement provides for a Business Combination pursuant to which, among other things, (i) Cision Owner will contribute to Holdings all of the share capital and convertible preferred equity certificates in Cision in exchange for the issuance of 82,100,000 ordinary shares of Holdings and warrants to purchase 2,000,000 ordinary shares of Holdings (in each case, subject to certain adjustments), plus the right to receive up to 6,000,000 ordinary shares in the future if certain price targets are met (the “Contribution and Exchange”), (ii) The Sponsors of Capitol will forfeit 1,600,000 shares of Capitol and warrants to purchase 2,000,000 shares of Capitol at closing of the Transactions (in each case, subject to certain adjustments), and (iii) Merger Sub will be merged with and into our company with our company being the surviving corporation in the merger (the “Merger,” together with the Contribution and Exchange and other transactions contemplated by the Merger Agreement, the “Transactions”). The Merger Agreement provides that Cision is not required to consummate the Transactions if immediately prior to the consummation of the Transactions, Capitol does not have at least $225,000,000 of cash available to be released from the trust account after giving effect to payment of amounts that Capitol will be required to pay to converting stockholders upon consummation of the Transactions and certain other fees and expenses. If Cision does not waive its termination right and Capitol has less than the required amount in trust, the Transactions will not be consummated. The Transactions are expected to be consummated promptly after the required approval by our stockholders and the fulfillment of certain other conditions.

The Business Combination will be accounted for as a ‘‘reverse merger’’ in accordance with U.S. GAAP. Under this method of accounting Capitol will be treated as the ‘‘acquired’’ company for financial reporting purposes. This determination was primarily based on Cision comprising the ongoing operations of the combined entity, Cision’s senior management comprising the majority of the senior management of the combined company, and current shareholders of Cision having a majority of the voting power of the combined entity. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Cision issuing stock for the net assets of Capitol, accompanied by a recapitalization. The net assets of Capitol will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Cision.

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

For the three months ended March 31, 2017, we had a net loss of $166,538 and incurred operating expenses of $506,356. For the three months ended March 31, 2016 our net loss was $345,354 and operating expenses were $447,521. These costs consist mainly of professional and consulting fees, rent, and office administrative costs.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of approximately $274,000. In addition, we had $325,728,968 in cash and equivalents held in trust, of which $728,968 represents amounts available to be used for tax purposes. Additionally, we have $190,900 in accrued interest income to be used for tax purposes. The $325,000,000 of restricted funds is to be used for a business combination or to convert our common shares, in certain circumstances.

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

The Company has experienced recurring net operating losses as well as negative cash flows from operations. The Company’s main source of liquidity was from the Offering and the Private Placement proceeds, from which amounts have been used to fund the search for a prospective target business. On August 11, 2016, August 12, 2016 and August 15, 2016, the Company’s officers and directors (or their affiliates) loaned the Company an aggregate of $500,000. On February 7, 2017, the Company’s officers and directors (or their affiliates) loaned the Company an additional aggregate of $450,000. The Company had a cash position of approximately $274,000 as of March 31, 2017. On April 20, 2017, the Company’s officers and directors (or their affiliates) loaned the Company a further $400,000 in aggregate. The August 2016, February 2017 and April 2017 loans, and any future ones that may be made by the Company’s officers and directors (or their affiliates), are, and will be, evidenced by notes and would be repaid upon the consummation of a Business Combination. The terms of the August 2016 and February 2017 notes state that they may be converted into warrants but in connection with the Transactions, the note holders have agreed not to convert the loans into warrants. Based on the foregoing, the Company believes it has sufficient cash to meet its needs through October 19, 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

From our inception through March 31, 2017, our efforts were limited to organizational activities, activities relating to our initial public offering and the search for an acquisition candidate; we had neither engaged in any operations nor generated any revenues.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Net proceeds from our initial public offering of $325.0 million (which includes approximately $11.4 million of the proceeds attributable to the Underwriters’ deferred discount from the initial public offering) have been placed in a trust account at J. P. Morgan Securities, with Continental Stock Transfer & Trust Company acting as trustee. As of March 31, 2017, the balance of restricted cash and cash equivalents held in the trust account was $325.7 million, including approximately $0.7 million of interest earned available for tax purposes. As of March 31, 2017, the proceeds held in trust were invested in United States Treasury Bills with a maturity date of 180 days or less with an effective annualized interest rate payable of approximately 0.49%. On April 27, 2017, upon maturity of the United States Treasury Bills, the proceeds held in trust were reinvested into a United States Treasury Securities money market fund. Due to the short-term nature of these investments and the low interest rates related to these types of investments, we believe there will be no material exposure related to interest rate risk. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 19, 2017, by and among Capitol Acquisition Corp. III, Capitol Acquisition Holding Company Ltd., Capitol Acquisition Merger Sub, Inc., Canyon Holdings (Cayman) L.P. and Canyon Holdings S.a r.l. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 20, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PART III - SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITOL ACQUISITION CORP. III

Date: May 8, 2017	By:	/s/ Mark D. Ein
	Name:	Mark D. Ein
	Title:	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ L. Dyson Dryden
	Name:	L. Dyson Dryden
	Title:	President and Chief Financial Officer (Principal Financial and Accounting Officer)

